Form 10QSB
period 1997-06-30
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1997-08-14
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        -------------------------------
                                   FORM 10-QSB
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      AND EXCHANGE ACT OF 1934
         For the quarterly period ended  June 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES AND EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    ----------------

                          Commission File No. 000-22571

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

               Georgia                             58-1915632
               -------                             ----------
      (State of Incorporation)       (I.R.S. Employer Identification No.)

           5025 Derrick Jones Road, Suite 120, Atlanta, Georgia 30349
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 907-3360
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. (1)  Yes X  No    (2)  Yes   No  X
                      ---   ---         ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes     No
                                                                ---    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
         Common Stock, no par value per share, 3,850,000 shares issued and outstanding as of August 13, 1997.

         Redeemable Common Stock Purchase Warrants, 1,250,000 issued and outstanding as of August 13, 1997.

Transitional Small Business Disclosure Format (check one):   YES     NO  X
                                                                 ---    ---

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1997

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                      INDEX


                                                                             Page
                                                                             ----

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance
          Sheets as of December 31, 1996
          and June 30, 1997 (unaudited)..................................      3

          Condensed Consolidated Statements
          of Operations for the three and six
          months ended June 30, 1997 and 1996 (unaudited)................      4

          Condensed Consolidated Statements of Cash
          Flows for the six months ended
          June 30, 1997 and 1996 (unaudited).............................      5

          Notes to the Condensed Consolidated
          Financial Statements...........................................      6

ITEM 2.   Management's Discussion and Analysis
          and Results of Operation.......................................      8


PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings..............................................     13

ITEM 2.   Changes in Securities..........................................     13

ITEM 3.   Defaults Upon Senior Securities................................     13

ITEM 4.   Submission of Matters to a Vote
           of Security Holders...........................................     13

ITEM 5.   Other Information..............................................     13

ITEM 6.   Exhibits and Reports on Form 8-K...............................     14

          Signatures.....................................................     15

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements -

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                                        June 30,            December 31,
                                                                          1997                  1996
                                                                          ----                  ----
                                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                              $  5,547,008         $    248,454
Trade accounts receivable, net of allowance for
  doubtful accounts of $30,765 at June 30, 1997
  and $63,629 at December 31, 1996                                        2,873,075            2,820,024
Due from underwriter (Note 4)                                             1,413,406                   --
Due from affiliate                                                          389,427              228,893
Other                                                                       514,758              176,365
                                                                       ------------         ------------
         Total current assets                                            10,737,674            3,473,736

PROPERTY AND EQUIPMENT, net                                               1,947,836            1,679,011
OTHER ASSETS                                                                149,487              192,132
                                                                       ------------         ------------
         Total assets                                                  $ 12,834,997         $  5,344,879
                                                                       ============         ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                       $  2,265,071         $  2,144,670
Accrued liabilities                                                       1,723,258              576,997
Line of credit                                                            1,049,325                   --
Current maturities of long-term debt and capital
lease obligations                                                           496,703              397,977
                                                                       ------------         ------------
         Total current liabilities                                        5,534,357            3,119,644
                                                                       ------------         ------------

LINE OF CREDIT                                                                   --              878,379
                                                                       ------------         ------------
LONG-TERM DEBIT AND CAPITAL LEASE OBLIGATIONS, net of
  current maturities                                                      1,189,607            1,187,064
                                                                       ------------         ------------
DEFERRED INCOME TAXES                                                       261,975              112,270
                                                                       ------------         ------------
DUE TO SHAREHOLDER                                                           23,469               48,469
                                                                       ------------         ------------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock 100,000 shares authorized,
  no shares issued and outstanding                                               --                   --
Common stock; no par value, 20,000,000 shares
  authorized, 3,850,000 and 2,600,000 issued
  and outstanding at June 30, 1997 and
  December 31, 1996, respectively                                                --                   --
Common stock purchase warrants; 1,250,000 and none
  issued and outstanding at June 30, 1997 and
  December 31, 1996, respectively                                           156,375                   --
Additional paid-in capital                                                5,739,344               57,166
Retained earnings (deficit)                                                 (70,130)             (58,113)
                                                                       ------------         ------------
         Total shareholders' equity (deficit)                             5,825,589                 (947)
                                                                       ------------         ------------
         Total liabilities and shareholders' equity                    $ 12,834,997         $  5,344,879
                                                                       ============         ============




The accompanying notes are an integral part of these condensed consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Month and Six Month Periods Ended
                       June 30, 1997 and 1996 (unaudited)

                                                 Three Months Ended                        Six Months Ended
                                                      June 30,                                   June 30,
                                                  --------------                            ----------------

                                             1997                 1996                 1997                 1996
                                             ----                 ----                 ----                 ----

OPERATING REVENUES                       $  8,444,551         $  4,358,650         $ 15,858,424         $  8,486,674
                                         ------------         ------------         ------------         ------------

OPERATING EXPENSES:
Salaries, wages and benefits                3,002,364            1,456,423            5,516,588            2,901,294
Purchased transportation                    2,079,512            1,027,278            4,052,704            2,133,561
Operating supplies and expenses             1,517,324              904,437            2,847,923            1,849,137
Fuel and fuel taxes                           944,274              566,127            1,906,793            1,069,845
Communications and utilities                  105,650               62,109              202,373              132,871
Depreciation                                   77,286               51,620              153,473              100,282
Operating taxes and licenses                   39,351               16,320               69,744               32,256
Bad debt expense                                3,000                  150                6,000                7,635
Other operating expenses                      370,476              186,882              672,949              411,577
                                         ------------         ------------         ------------         ------------
         Total operating expenses           8,139,237            4,271,346           15,428,547            8,638,458

 PRO FORMA INCOME (LOSS) FROM
      OPERATIONS                              305,314               87,304              429,877             (151,784)
OTHER INCOME (EXPENSE):
  Interest expense                            (75,441)             (66,455)            (150,037)            (133,087)
  Other income, net                            29,167               44,975               96,143               29,069
                                         ------------         ------------         ------------         ------------
PRO FORMA INCOME (LOSS) BEFORE
     INCOME TAXES                             259,040               65,824              375,983             (255,802)

BENEFIT (PROVISION) FOR INCOME
  TAXES                                      (119,000)              (9,000)            (187,000)              77,000
PRO FORMA BENEFIT (PROVISION)
  FOR INCOME TAXES                             21,000              (16,000)              45,000)              20,000
INCOME TAX PROVISION DUE TO
  CHANGE IN TAX STATUS                             --                   --             (246,000)                  --
                                         ------------         ------------         ------------         ------------
TOTAL BENEFIT (PROVISION) FOR
INCOME TAXES                                  (98,000)             (25,000)            (388,000)              97,000
                                         ------------         ------------         ------------         ------------
PRO FORMA NET INCOME (LOSS)              $    161,040         $     40,824         $    (12,017)        $   (158,802)
                                          ===========         ============         ============         ============

Add back of pro forma
 compensation expense (Note 5)            $   120,000         $        --         $    120,000          $         --
Reversal of pro forma income tax
 benefit (provision) due
 to add back of pro forma
 compensation expense (Note 5)                (45,000)                  --              (45,000)                  --
                                         ------------         ------------         ------------         ------------
ADJUSTED NET INCOME (LOSS)
 (NOTE 5)                                 $   236,040         $     40,824         $     62,983         $   (158,802)
                                          ===========         ============         ============         ============
PRO FORMA NET INCOME (LOSS) PER
COMMON SHARE                              $      0.04         $       0.01         $       0.00         $      (0.06)
                                          ===========         ============         ============        =============
ADJUSTED NET INCOME (LOSS) PER
 COMMON SHARE (NOTE 5)                    $      0.06         $       0.01         $       0.02         $      (0.06)
                                          ===========         ============         ============         ============
Weighted average common and common
 equivalent shares outstanding              3,706,043            2,968,769            3,624,081            2,567,033
                                          ===========         ============         ============         ============




The accompanying notes are an integral part of these condensed consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Month Periods Ended June 30, 1997 and 1996

                                                                   Six Month Periods
                                                                     Ended June 30,
                                                                   -----------------
                                                              1997                1996
                                                              ----                ----
                                                                     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Pro forma net income (loss)                               $   (12,017)           (158,802)
                                                          -----------         -----------
Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Pro forma income tax adjustment                          (45,000)                 --
     Pro forma compensation expense                           120,000                  --
     Deferred income taxes                                    149,705               3,000
     Pretax income of Rapid                                        --             (27,832)
     Depreciation                                             153,473             100,282
     Changes in operating assets and
     liabilities:
       Trade accounts receivable, net                         (53,051)           (332,072)
       Due from affiliate                                    (160,534)             (4,053)
       Other current assets                                  (338,393)             21,207
       Other assets                                            42,645            (111,549)
       Accounts payable and accrued liabilities             1,266,662             108,077
                                                          -----------         -----------
         Total adjustments                                  1,135,507            (242,940)
                                                          -----------         -----------
         Net cash provided by (used in)
          operating activities                              1,123,490            (401,742)
                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                          (422,298)            (70,855)
                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit                              170,946             366,866
Repayments of long-term debt and capital
  lease obligations                                          (223,275)           (113,277)
Proceeds from long-term debt                                  324,544                  --
Net proceeds from sale of common stock
  and common stock purchase warrants                        5,763,553              10,000

Due from underwriter                                       (1,413,406)                 --
Due to shareholder                                            (25,000)            (15,599)
                                                          -----------         -----------
         Net cash provided by financing activities          4,597,362             247,990
                                                          -----------         -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      5,298,554            (224,607)
CASH AND CASH EQUIVALENTS, beginning of                       248,454              16,765
                                                          -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                  $ 5,547,008         $  (207,842)
                                                          ===========         ===========






The accompanying notes are an integral part of these condensed consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997 and 1996 (Unaudited)


1.       ORGANIZATION AND OPERATION

         Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") serves as a holding company for its three operating subsidiaries: Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net"), and PTG, Inc. (the "Subsidiaries"). PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company." The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and expedited delivery industries throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight and expedited delivery markets. Truck-Net provides brokerage services to companies, mainly in the air freight industry, that are in need of third-party transportation. PTG, Inc. operates a courier service in the Atlanta, Georgia metropolitan region (d.b.a. Rapid Transit) and provides third-party logistics services in recovering copiers, fax machines, and telephone equipment that are need of repair or under expired leases.

         Prior to January 1997, the Subsidiaries were owned and operated by the majority shareholder of the Company as separate operating companies. On January 1, 1997, the respective shares of stock in the Subsidiaries were contributed to PTG, Ltd. by their sole shareholder, whereupon each became a wholly owned subsidiary of PTG, Ltd.; and PTG, Ltd., which had previously been an operating company, transferred its operations to PTG, Inc.

         As the companies were all under common control, the above transactions were treated as a reorganization (the "Reorganization") and were accounted for in a manner similar to a pooling of interests. All references to number of shares and to per share information in the financial statements have been adjusted to retroactively reflect the Reorganization as if it had occurred on December 31, 1995.

         In connection with the Reorganization, the Company effected a 5,000-for-1 stock split. All references in the accompanying financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding from the 5,000-for-1 stock split.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of PTG, Ltd. and the Subsidiaries. All significant intercompany balances and transactions have been eliminated.

INCOME TAXES

         Prior to the Reorganization, PTG, Ltd. and two of the Subsidiaries elected to be treated as S corporations for federal and state income tax purposes. Accordingly, all income or losses of these companies were recognized by the shareholders on their individual tax returns. In connection with the Reorganization, these companies converted from S corporation to C Corporation status and, accordingly, are subject to federal and state income taxes for all periods after December 31, 1996. For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." For periods prior to the Reorganization for those companies with S corporation status, the provisions have been presented on a pro forma basis as if the Company had been liable for federal and state income taxes during those periods. Offsetting amounts to such pro forma income tax provisions are reflected in shareholders' equity (deficit).

         As a result of this change in tax status, the Company recorded an increase in its provision for income taxes of approximately $246,000 during the first six months of 1997 to reflect the deferred income taxes attributable to those entities which had previously been exempt from federal income taxation. These deferred income taxes result from the use of accelerated depreciation and cash basis tax reporting by these entities.

3.       BASIS OF PRESENTATION

         In the opinion of management, the unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of the Company at June 30, 1997 and the consolidated results of the Company's operations and its cash flows for the six month and three month periods ended June 30, 1997 and 1996. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

4.       INITIAL PUBLIC OFFERING

         On June 19, 1997, the Company's initial public offering (the "Initial Public Offering") was declared effective by the Securities and Exchange Commission. In the Initial Public Offering, the Company sold 1,250,000 shares of Common Stock at $6.00 per share and 1,250,000 redeemable common stock purchase warrants at $0.125 per warrant. The Initial Public Offering closed on June 25, 1997, at which time the Company received net proceeds (prior to deducting offering expenses) of approximately $6,813,000, by way of a $5,400,000 wire transfer and a commercial check in the amount of $1,413,000 drawn on an account of the managing underwriter. The managing underwriter requested that the Company not deposit such check on the day of closing. On or before July 17, 1997, the entire $1,413,000 was received by the Company.

5.       PRO FORMA COMPENSATION EXPENSE

         Operating expenses of the Company for the three months and six months ended June 30, 1997 reflect compensation expense on a pro forma basis of $60,000 and $120,000, respectively, to reflect the fair value of services performed by the Company's Chief Executive Officer and President during such period. Such amounts are an assumed expense only and have never been paid. Therefore, pro forma net income (loss) and pro forma net income (loss) per common share have been adjusted to reflect the results had this pro forma expense not been recorded. In subsequent periods, the actual compensation paid to such individual will be recorded.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations -


         The following analysis of the Company's financial condition as of June 30, 1997 and the Company's results of operations for the three month and the six month periods ended June 30, 1997 and 1996 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements and the notes thereto.

OVERVIEW

         Through December 31, 1996, the Company, Timely Transportation, Inc. ("Timely") and Truck-Net, Inc. ("Truck-Net") operated as three separate entities. At such time, Dennis A. Bakal, the Company's principal shareholder owned all of the shares of Timely and Truck-Net. Effective January 1, 1997, Mr. Bakal contributed his ownership in Timely and Truck-Net to the Company, along with his ownership of PTG Inc. ("PTG"), a previously inactive company. On December 31, 1996, PTG acquired certain assets (subject to certain liabilities), business, operating authorities, names and customer lists of Rapid Transit ("Rapid"), the courier division of a company controlled by Mr. Bakal, and certain fixed assets from another company owned by Mr. Bakal, all in exchange for amounts due the Company, Timely and Truck-Net from the former corporate owner of Rapid.

         Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for Federal Express Corporation ("FedEx") and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the six month periods ended June 30, 1997 and 1996, FedEx accounted for approximately 50% and 34% respectively, of the consolidated operating revenues of the Company. For the quarters ended June 30, 1997 and 1996, FedEx accounted for approximately 56% and 38%, respectively, of the Company's consolidated operating revenues. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement, and management anticipates the renewal of the agreement when it expires in November 1998. There can be no assurance, however, that this agreement will be renewed.

         In developing its niche in the industry, Timely has concentrated, since January 1994, on the contract carriage of truckload freight for the air freight and expedited delivery markets. By concentrating in these markets, the Company has eliminated the need for terminals and has been able to focus its efforts on acquiring equipment and recruiting drivers and other personnel.

         Truck-Net, a licensed freight broker acquired by Mr. Bakal in 1991, performs truckload brokerage services in the same air freight and expedited delivery markets served by Timely. As a broker, Truck-Net matches a shipper with a specific routing and/or equipment need with a carrier able to satisfy the shipper's particular requirements. All carriers used by Truck-Net are required to be properly certified and to have a current certificate of insurance. When logistically feasible, Truck-Net utilizes Timely's equipment to complete the brokerage contracts. During the six months ended June 30, 1997, Truck-Net was able to utilize Timely's equipment for approximately ten percent of its shipments. The Company anticipates that this utilization will increase in the future as the Company expands.

         Truck-Net offers its services to customers on a contract basis. Some of its services provide specific scheduled runs for a definite time period, and others provide deliveries on an as needed basis by the shipper. Truck-Net's largest customer, Panalpina Inc. ("Panalpina"), the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 16% and 9% of the Company's consolidated operating revenues for both the six month and three month periods ended June 30, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

         Six Months Ended June 30, 1997 compared to Six Months Ended June 30,
1996

         The Company's operating revenues increased approximately $7.4 million, or 87%, to approximately $15.9 million during the six months ended June 30, 1997, from approximately $8.5 million for the six months ended June 30, 1996. For the six months ended June 30, 1997, Timely, Truck-Net and PTG accounted for approximately $11.3 million, $4.0 million and $550,000, respectively, of the Company's revenues. The increase in the Company's operating revenues is primarily attributable to the expansion of Timely and Truck-Net operations for major customers such as FedEx and Panalpina. Revenues for the six month period ended June 30, 1996, were adversely affected by severe weather conditions in the northeastern portion of the U.S. during January and February 1996. In addition, in February 1996, a major customer of both Timely and Truck-Net filed a Chapter 7 bankruptcy petition. The combination of the severe weather conditions and the bankruptcy idled certain of the Company's equipment and drivers during the first quarter of 1996.

         The Company's operating expenses increased approximately $6.8 million, or 79%, to approximately $15.4 million in the six months ended June 30, 1997, from approximately $8.6 million in the six months ended June 30, 1996. For the six months ended June 30, 1997, Timely, Truck-Net and PTG accounted for approximately $11.0 million, $3.8 million and $534,000, respectively, of the Company's operating expenses. The increase in the Company's operating expenses is primarily due to increased levels of operation of both Timely and Truck-Net, which required investments by the Company in additional personnel, equipment and office space. In addition, the operating expenses for the six months ended June 30, 1997 reflect $120,000 in compensation expense on a pro forma basis to reflect the fair value of services provided by Mr. Bakal during the period. See
Note 5 to the Condensed Consolidated Financial Statements.

         Prior to January 1, 1997, the Company and all of its subsidiaries except Truck-Net had elected to be treated as S Corporations for federal and state income tax purposes. Accordingly, all income or losses of these companies were recognized by the shareholders of the companies on their individual tax returns. The accompanying statement of operations for the six months ended June 30, 1996 reflects a tax benefit on a pro forma basis as if the Company and all its subsidiaries were liable for federal income taxes as taxable corporate entities for such period. For the six month period ended June 30, 1997, the Company has recognized a tax provision totaling $388,000, of which $246,000 (approximately $0.07 per share) is a one-time charge related to the termination of the S Corporation election of the Company and its subsidiaries (except Truck-Net) and represents the recognition of deferred tax liabilities attributable to these entities, which treatment is mandated by SFAS Statement No. 109, "Accounting for Income Taxes." The change in the Company's income tax provision from a benefit of $97,000 for the six months ended June 30, 1996 to a provision of $142,000 (excluding the $246,000 one-time charge) for the six months ended June 30, 1997 is a direct result of the change in income before income taxes from a loss of approximately $256,000 in the first six months of 1996 to income of approximately $376,000 in the first six months of 1997.

         The Company's pro forma net loss decreased approximately $147,000, to approximately $12,000 for the first six months of 1997 from a pro forma net loss of approximately $159,000 for the same period in 1996 primarily as a result of increased revenues. Adjusted net income (reflecting the reversal of the pro forma compensation expense and its tax effect) increased approximately $222,000 to approximately $63,000 for the first six months of 1997 from a loss of approximately $159,000 for the same period in 1996.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996

         The Company's operating revenues increased approximately $4.1 million, or 94%, to approximately $8.5 million during the three months ended June 30, 1997, from approximately $4.4 million for the three months ended June 30, 1996. For the three months ended June 30, 1997, Timely, Truck-Net and PTG accounted for approximately $6.1 million, $2.1 million and $264,000, respectively, of the Company's revenues. The increase in the Company's operating revenues is primarily attributable to the expansion of Timely and Truck-Net operations for major customers such as FedEx and Panalpina.

         The Company's operating expenses increased approximately $3.9 million, or 91%, to approximately $8.1 million in the three months ended June 30, 1997, from approximately $4.3 million in the three months ended June 30, 1996. For the three months ended June 30, 1997, Timely, Truck-Net and PTG accounted for approximately $5.9 million, $2.0 million and $198,000, respectively, of the Company's operating expenses. The increase in the Company's operating expenses is primarily due to increased levels of operation of both Timely and Truck-Net, which required investments by the Company in additional personnel, equipment and office space. In addition, the operating expenses for the three months ended June 30, 1997 reflect $60,000 in compensation expense on a pro forma basis to reflect the fair value of services provided by Mr. Bakal during the period. See
Note 5 to the Condensed Consolidated Financial Statements.

         Prior to January 1, 1997, the Company and all of its subsidiaries except Truck-Net had elected to be treated as S Corporations for federal and state income tax purposes. Accordingly, all income or losses of these companies were recognized by the shareholders of the companies on their individual tax returns. The accompanying statement of operations for the three months ended June 30, 1996 reflects a tax benefit on a pro forma basis as if the Company and all its subsidiaries were liable for federal income taxes as taxable corporate entities for such period. The change in the Company's income tax provision from a provision of $25,000 for the three months ended June 30, 1996 to a provision of $98,000 for the three months ended June 30, 1997 is a direct result of the change in income before income taxes from approximately $66,000 in the second quarter of 1996 to income of approximately $259,000 in the second quarter of 1997.

         The Company's pro forma net income increased approximately $120,000 to approximately $161,000 for the second quarter of 1997 from pro forma net income of approximately $41,000 for the second quarter of 1996 primarily as a result of increased revenues. Adjusted net income (reflecting the reversal of the pro forma compensation expense and its tax effect) increased approximately $195,000 to approximately $236,000 for the first six months of 1997 from net income of approximately $41,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         On June 19, 1997, the Company's registration statement for the sale of 1,250,000 shares of common stock at a price of $6.00 per share and 1,250,000 redeemable common stock purchase warrants ( the "warrants") at a price of $0.125 per warrant was declared effective (the "Initial Public Offering") by the Securities and Exchange Commission. Proceeds to the Company, after underwriting discounts and related offering expenses totaled approximately $5,764,000. Prior to June 30, 1997, the Company received $5,400,000 from the underwriters. The balance due from the underwriters (approximately $1,413,000) was tendered by commercial check from the managing underwriter to the Company at closing, with the request of the managing underwriter that the Company not deposit it immediately. This amount was ultimately received, in total, by the Company on or before July 17, 1997. The difference between the proceeds received from the underwriter and the net proceeds recorded by the Company represent expenses incurred by the Company directly related to the underwriting.

         The Company had working capital of approximately $5.2 million at June 30, 1997. The Company's primary long-term and working capital requirements have been to fund capital expenditures for tractors, trailers, computer and satellite communication equipment and for financing accounts receivable. The Company's expansion over the last several years primarily has been financed by bank borrowings and lease financing. Most of the Company's requirements for tractors have been met through leases from large national leasing companies or through the leasing programs of the manufacturer. The Company is unable to estimate the amounts of cash which will be required to fund its future equipment needs. However, the Company anticipates that with the completion of the Initial Public Offering it will be able to replace its currently leased equipment, as the leases terminate, and obtain equipment on more favorable terms.

         Net cash provided by operating activities totaled approximately $1.1 million for the six month period ended June 30,1997 compared to a use of approximately $402,000 for the six month period ended June 30, 1996. This increase in cash flow from operations resulted primarily from improved operating results and an increase in accounts payable, partially offset by an increase in accounts receivables which resulted from the significant increase in transportation volumes in June 1997 compared to the same period in 1996.

         Cash provided from financing activities increased from approximately $248,000 in the first six months of 1996 to approximately $4.6 million in the same period of 1997 primarily as a result of the Initial Public Offering. In addition, the Company incurred approximately $272,000 of net new financing under its line of credit and certain equipment borrowings, after current repayments of existing debt.

         On March 28, 1997, Dennis A. Bakal, the Company's sole director and majority shareholder, entered into a revolving loan agreement with SouthTrust Bank of Georgia, NA ("SouthTrust") under which SouthTrust advanced to the Company, through Mr. Bakal, approximately $1.9 million, including a sub-limit of up to $300,000 for stand-by letters of credit. Mr. Bakal has pledged certain personal assets as security for the loan and the Company and its subsidiaries have pledged substantially all of their assets, including accounts receivable, to provide further security for the loan and have guaranteed Mr. Bakal's performance under the agreement. Mr. Bakal's agreement with SouthTrust provides for an interest rate equal to 0.75% above SouthTrust's Base Rate (as defined therein) and the loan's original maturity date was January 31, 1998. In May 1997, SouthTrust provided the Company a binding letter extending the maturity date to April 1, 1998. It is anticipated that during the third quarter, the loan will be restructured with the Company replacing Mr. Bakal as the borrower, the amount available under the line increased and the maturity date of the loan extended. Such restructuring will assist the Company to fund future growth. Under the terms of an agreement between Mr. Bakal, the Company and its subsidiaries, such entities have agreed to accept advances, through Mr. Bakal, on the same terms and conditions agreed to by Mr. Bakal and SouthTrust. The letter of credit facility has been granted to Timely, and its performance has been guaranteed by the Company, its other subsidiaries and Mr. Bakal. The Company used the proceeds of the loan from SouthTrust to repay all of its outstanding indebtedness with SunTrust Bank, Atlanta.

         The Company believes that the proceeds of the Initial Public Offering, together with cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least 12 months. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash flow generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all. At June 30, 1997, the Company had approximately $5.5 million in cash and cash equivalents.

INFLATION

         Inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its rates to offset its increased expenses. No assurances can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

         On or about February 26, 1997, an action was brought against two of the Company's subsidiaries, Timely Transportation, Inc. ("Timely") and Truck-Net, Inc. ("Truck-Net"), by the trustee in bankruptcy in the U.S. Bankruptcy Court for the Central District of California in the matter of In re Right O Way Transportation, Inc. (Case No. SA96-1174 JR), seeking to recover alleged preferential transfers to and for the benefit of Timely and Truck-Net in the aggregate of approximately $345,000 within the 90 days preceding the filing of Right O Way's bankruptcy petition under Chapter 7 of the U.S. Bankruptcy Code. Answers have been filed on behalf of Timely and Truck-Net which generally deny all of the trustee's material allegations and asserting several affirmative defenses as a bar to recovery by the trustee. The Company intends to vigorously defend this action.

         The Company is not a party to any other material legal proceedings other than routine litigation arising in the normal course of business.

Item 2.      Changes in Securities - Not applicable.

Item 3.      Defaults Upon Senior Securities - Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

         On May 1, 1997, Dennis A. Bakal, the Company's principal shareholder, executed a consent in lieu of an annual meeting and voted all of his shares electing himself as sole Director and President of the Company, Linda K. Roberts as Secretary and Peter C. Roth as Treasurer.

Item 5.      Other Information

         (a) Pursuant to Item 701(f) of Regulation S-B, the Company is obligated to report on the use of proceeds from the Initial Public Offering. The information provided below is given as of June 30, 1997.

                  (1)The Company's registration statement on Form SB-2 (File No. 333-24619) was declared effective by the Securities and Exchange Commission on June 19, 1997.

                  (2)The Initial Public Offering commenced on June 19,
                  1997.

                  (3)The Initial Public Offering did not terminate before any securities were sold.

                  (4)(i)The Initial Public Offering did not terminate before the sale of all securities registered

                  (ii)The managing underwriter of the Initial Public Offering was Argent Securities, Inc.

                  (iii)Common Stock and redeemable common stock purchase warrants (the "Warrants") were registered in the Initial Public Offering.

                  (iv)1,250,000 shares ($7,500,000) of Common Stock were registered and sold. 1,250,000 Warrants ($156,250) were registered and sold.

                  (v)An estimate of the amount of expenses incurred by the Company in connection with the issuance and distribution of the Securities registered is $1,892,250. Such expenses have been or will be paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the Company's securities and affiliates of the Company.

                  (vi)The net proceeds to the Company after deducting the total expenses described above were $5,764,000.

                  (vii)Through June 30, 1997, all of the net proceeds of the Initial Public Offering were invested in temporary investments. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the Company's securities and affiliates of the Company.


Item 6.            Exhibits and Reports on Form 8-K

(a)      Exhibits

No.           Description
---           -----------

3.1           Amended and Restated Articles of Incorporation of the
              Company (Incorporated by reference to Exhibit 3.1 from the Company's Registration Statement on Form SB-2, File
              No. 333-24619 (the "Registration Statement").

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 from the Registration Statement).

4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 from the Registration
              Statement).

4.2 Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 from the Registration
              Statement).

11.1          Statement regarding Computation of Earnings Per Share.

27.1          Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

                                   SIGNATURES



                  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROFESSIONAL TRANSPORTATION GROUP LTD., INC.



Date:   August 13, 1997               By:        /s/ Dennis A. Bakal
       ----------------------                    ---------------------
                                                 Dennis A. Bakal
                                                 President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)


Date:   August 13, 1997               By:        /s/ Peter C. Roth
       ----------------------                    -------------------
                                                 Peter C. Roth
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer