Form 10QSB
period 1997-09-30
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1997-11-14
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                  FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997
                                        ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    ----------------

                         Commission File No. 000-22571

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
             (Exact name of registrant as specified in its charter)

   Georgia                                            58-1915632
   -------                                        -----------------
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

         Check whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the
past 90 days. Yes  X     No
                 ------    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes     No
                                                               ----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, no par value per share, 3,867,000 shares issued and outstanding as of November 13, 1997.

Redeemable Common Stock Purchase Warrants, 1,437,500 issued and outstanding as of November 13, 1997.

Transitional Small Business Disclosure Format (check one):    YES   NO  X
                                                                       -----

                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                     INDEX

                                                                                                               Page
                                                                                                               ----
PART I            FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of December 31, 1996 and
                  September 30, 1997 (unaudited)..................................................................3

                  Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996 (unaudited)...................................................4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1997 and 1996 (unaudited).........................................................5

                  Notes to the Condensed Consolidated Financial Statements........................................6

ITEM 2.           Management's Discussion and Analysis and Results of Operation...................................8


PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings..............................................................................12

ITEM 2.           Changes in Securities..........................................................................12

ITEM 3.           Defaults Upon Senior Securities................................................................12

ITEM 4.           Submission of Matters to a Vote of Security Holders............................................12

ITEM 5.           Other Information..............................................................................12

ITEM 6.           Exhibits and Reports on Form 8-K...............................................................13

                  Signatures.....................................................................................14


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements -

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996


                                                                                 September 30,      December 31,
                                                                                     1997              1996
                                                                                     ----              ----
                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $  3,767,042       $    248,454
Trade accounts receivable, net of allowance for doubtful accounts of
  $33,765 at September 30, 1997 and $63,629 at December 31, 1996                   3,895,397          2,820,024
Note receivable                                                                    1,500,000                  -
Due from affiliate                                                                   426,159            228,893
Other                                                                                715,641            176,365
                                                                                ------------       ------------
         Total current assets                                                     10,304,239          3,473,736

PROPERTY AND EQUIPMENT, net                                                        2,179,282          1,679,011
OTHER ASSETS                                                                         258,167            192,132
                                                                                ------------       ------------
         Total assets                                                           $ 12,741,688       $  5,344,879
                                                                                ============       ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                                $  2,293,459       $  2,144,670
Accrued liabilities                                                                1,449,344            576,997
Line of credit                                                                     1,049,325                  -
Current maturities of long-term debt and capital lease obligations                   536,119            397,977
                                                                                ------------        -----------
         Total current liabilities                                                 5,328,247          3,119,644
                                                                                ------------        -----------

LINE OF CREDIT                                                                             -            878,379
                                                                                ------------        -----------
LONG-TERM DEBIT AND CAPITAL LEASE OBLIGATIONS, net of current maturities           1,290,208          1,187,064
                                                                                ------------        -----------

DEFERRED INCOME TAXES                                                                261,975            112,270
                                                                                ------------        -----------
DUE TO SHAREHOLDER                                                                    23,469             48,469
                                                                                ------------        -----------
SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock; 100,000 shares authorized, no shares issued and outstanding               -                  -
Common stock; no par value, 20,000,000 shares authorized, 3,867,000 and 2,600,000 issued and outstanding at September 30, 1997 and
  December 31, 1996, respectively                                                          -                  -
Common stock purchase warrants; 1,437,500 and none issued and
outstanding at September  30, 1997 and December 31, 1996, respectively               177,117                  -
Additional paid-in capital                                                         5,567,243             57,166
Retained earnings (deficit)                                                           93,429            (58,113)
                                                                                ------------        -----------
         Total shareholders' equity (deficit)                                      5,837,789               (947)
                                                                                -------------       -----------
         Total liabilities and shareholders' equity                             $ 12,741,688        $ 5,344,879
                                                                                ============        ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Month and Nine Month Periods Ended
                    September 30, 1997 and 1996 (unaudited)



                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                -----------------------------    -------------------------------
                                                    1997            1996              1997              1996

OPERATING REVENUES                              $  9,112,972    $   5,527,486    $   24,971,396    $  14,014,160
                                                ------------    -------------    --------------    -------------

OPERATING EXPENSES:
Salaries, wages and benefits                       3,463,873        1,751,239         8,980,461        4,652,533
Purchased transportation                           2,059,381        1,645,112         6,112,085        3,778,673
Operating supplies and expenses                    1,779,383          942,241         4,627,306        2,791,378
Fuel and fuel taxes                                1,021,022          633,449         2,927,815        1,703,294
Communications and utilities                         126,255           63,183           328,628          196,054
Depreciation                                         103,627           71,885           257,100          172,167
Operating taxes and licenses                          23,934            9,773            93,678           42,029
Bad debt expense                                       3,016            6,200             9,016           13,835
Other operating expenses                             437,434          267,996         1,110,383          679,573
                                                ------------    -------------    --------------    -------------
         Total operating expenses                  9,017,925        5,391,078        24,446,472       14,029,536

PRO FORMA INCOME (LOSS) FROM
  OPERATIONS                                          95,047          136,408           524,924          (15,376)
OTHER INCOME (EXPENSE):
  Interest expense                                   (93,728)         (81,174)         (243,765)        (214,261)
  Other income, net                                  114,240           15,040           210,383           44,109
                                                ------------    -------------    --------------    -------------
PRO FORMA INCOME (LOSS) BEFORE
  INCOME TAXES                                       115,559           70,274           491,542         (185,528)

BENEFIT (PROVISION) FOR INCOME
  TAXES                                             ( 27,000)         (29,000)         (214,000)          48,000
PRO FORMA BENEFIT FOR
   INCOME TAXES                                            -            3,000            45 000           23,000
INCOME TAX PROVISION DUE TO
  CHANGE IN TAX STATUS                                     -                -          (246,000)               -
TOTAL BENEFIT (PROVISION) FOR
                                                ------------    -------------    --------------    -------------
  INCOME TAXES                                       (27,000)         (26,000)         (415,000)          71,000
                                                ------------    -------------    --------------    -------------
PRO FORMA NET INCOME (LOSS)                     $     88,559    $      44,274    $       76,542    $    (114,528)
                                                ============    =============    ==============    =============
PRO FORMA NET INCOME (LOSS)
  PER COMMON SHARE                              $       0.02    $        0.01    $         0.02    $       (0.04)
                                                ============    =============    ==============    =============
Weighted average common and common
  equivalent shares outstanding                    4,727,892        3,468,211         3,971,384        2,578,102
                                                ============    =============    ==============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Month Periods Ended September 30, 1997 and 1996



                                                                     Nine Month Periods
                                                                     Ended September 30,
                                                              -------------------------------
                                                                  1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:                                   (Unaudited)
Pro forma net income (loss)                                   $     76,542     $     (114,528)
                                                              ------------     --------------
Adjustments to reconcile pro forma net income (loss)
     to net cash
     provided by (used in) operating activities:
     Pro forma income tax adjustment                               (45,000)           (23,000)
     Pro forma compensation expense                                120,000             60,000
     Deferred income taxes                                         149,705             25,000
     Pretax income of Rapid                                              -            (26,691)
     Depreciation                                                  257,100            172,167
     Changes in operating assets and liabilities:
       Trade accounts receivable, net                           (1,075,373)          (410,460)
       Due from affiliate                                         (197,266)           (49,607)
       Other current assets                                       (539,276)            11,139
       Other assets                                                (66,035)          (179,059)
       Accounts payable and accrued liabilities                  1,021,136            419,264
                                                              ------------     --------------
         Total adjustments                                        (375,009)            (1,247)
                                                              ------------     --------------
         Net cash used in operating activities                    (298,467)          (115,775)
                                                              ------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                               (757,371)          (114,372)
Issuance of secured note from unrelated party                   (1,500,000)                 -
                                                              ------------     --------------
             Net cash used in investing activities              (2,257,371)          (114,372)
                                                              -----------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit                                   170,946            513,866
Repayments of long-term debt and capital lease obligations        (345,129)          (285,424)
Proceeds from long-term debt                                       586,415             83,540
Net proceeds from sale of common stock and
  common stock purchase warrants                                 5,687,194             10,000
Cash distribution to shareholders                                        -            (25,362)
Due to shareholder                                                 (25,000)                69
                                                              ------------     --------------
         Net cash provided by financing activities               6,074,426            296,689
                                                              ------------     --------------
NET INCREASE  IN CASH
  AND CASH EQUIVALENTS                                           3,518,588             66,542
CASH AND CASH EQUIVALENTS, beginning of period                     248,454             16,765
                                                              ------------     --------------
CASH AND CASH EQUIVALENTS, end of period                      $  3,767,042     $       83,307
                                                              ============     ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 and 1996 (Unaudited)


1.       ORGANIZATION AND OPERATION

         Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") serves as a holding company for its three operating subsidiaries: Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net"), and PTG, Inc. (collectively, Timely, Truck-Net and PTG, Inc. are referred to as the "Subsidiaries"). PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company." The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and expedited delivery industries throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight and expedited delivery markets. Truck-Net provides brokerage services to companies, mainly in the air freight industry, that are in need of third-party transportation. PTG, Inc. operates a courier service in the Atlanta, Georgia metropolitan region (d.b.a. Rapid Transit) and provides third-party logistics services in recovering copiers, fax machines, and telephone equipment that are need of repair or under expired leases.

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

         As the companies were all under common control, the above transactions were treated as a reorganization (the "Reorganization") and were accounted for in a manner similar to a pooling of interests. All references to number of shares and to per share information in the financial statements have been adjusted to retroactively reflect the Reorganization as if it had occurred on December 31, 1996.

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

         As a result of this change in tax status, the Company recorded an increase in its provision for income taxes of approximately $246,000 during the first nine months of 1997 to reflect the deferred income taxes attributable to those entities which had previously been exempt from federal income taxation. These deferred income taxes result from the use of accelerated depreciation and cash basis tax reporting by these entities.

3.       BASIS OF PRESENTATION

         In the opinion of management, the unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of the Company at September 30, 1997 and the consolidated results of the Company's operations and its cash flows for the nine month and three month periods ended September 30, 1997 and 1996. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

4.       INITIAL PUBLIC OFFERING

         On June 19, 1997, the Company's initial public offering (the "Initial Public Offering") was declared effective by the Securities and Exchange Commission. In the Initial Public Offering, the Company sold 1,250,000 shares of Common Stock at $6.00 per share and 1,437,500 redeemable common stock purchase warrants at $0.125 per warrant.

5.       PRO FORMA COMPENSATION EXPENSE

         Operating expenses of the Company reflect compensation expense on a pro forma basis of $120,000 for the nine months ended September 30, 1997 and $60,000 for the nine months ended September 30, 1996 to reflect the fair value of services performed by the Company's Chief Executive Officer and President. Such amounts are an assumed expense only and have never been paid. Beginning on July 1, 1997, the actual compensation paid to such individual has been recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following analysis of the Company's financial condition as of September 30, 1997 and the Company's results of operations for the three month and the nine month periods ended September 30, 1997 and 1996 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements and the notes thereto.

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

      Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for Federal Express Corporation ("FedEx") and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the nine month periods ended September 30, 1997 and 1996, FedEx accounted for approximately 51% and 35% respectively, of the consolidated operating revenues of the Company. For the quarters ended September 30, 1997 and 1996, FedEx accounted for approximately 53% and 46%, respectively, of the Company's consolidated operating revenues. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement, and management anticipates the renewal of the agreement when it expires in November 1998. There can be no assurance, however, that this agreement will be renewed.

      In developing its niche in the industry, Timely has concentrated, since January 1994, on the contract carriage of truckload freight for the air freight and expedited delivery markets. By concentrating in these markets, the Company has eliminated the need for terminals and has been able to focus its efforts on acquiring equipment and recruiting drivers and other personnel.

      Truck-Net, a licensed freight broker acquired by Mr. Bakal in 1991, performs truckload brokerage services in the same air freight and expedited delivery markets served by Timely. As a broker, Truck-Net matches a shipper with a specific routing and/or equipment need with a carrier able to satisfy the shipper's particular requirements. All carriers used by Truck-Net are required to be properly certified and to have a current certificate of insurance. When logistically feasible, Truck-Net utilizes Timely's equipment to complete the brokerage contracts. During the nine months ended September 30, 1997, Truck-Net was able to utilize Timely's equipment for approximately TEN percent of its shipments. The Company anticipates that this utilization will increase in the future as the Company expands.

      Truck-Net offers its services to customers on a contract basis. Some of its services provide specific scheduled runs for a definite time period, and others provide deliveries on an as needed basis by the shipper. Truck-Net's largest customer, Panalpina Inc. ("Panalpina"), the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 16% and 13% of the Company's consolidated operating revenues for the nine month periods ended September 30, 1997 and 1996, respectively. For the three month periods ended September 30, 1997 and 1996, Panalpina accounted for 15% and 19%, respectively of the Company's consolidated operating revenues.


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996

         The Company's operating revenues increased approximately $11.0 million, or 78%, to approximately $25.0 million for the nine months ended September 30, 1997, from approximately $14.0 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, Timely, Truck-Net and PTG accounted for approximately $ 18.0 million, $6.2 million and $750,000, respectively of the Company's revenues. The increase in the Company's operating revenues is primarily attributable to the expansion of operations for major customers such as FedEx and Panalpina. Timely's revenue increased approximately $9 million on a 98% increase in revenue miles to 15.8 million miles. In addition during the period ended September 30, 1997, the company received an undetermined amount of additional revenue arising from the increased volume experienced by FedEx during the strike of one of its competitors. During the nine month period ended September 30, 1996 revenues were adversely affected by severe weather conditions in January and February 1996 and the Chapter 7 bankruptcy petition filed by a major customer of both Timely and Truck-Net. The combination of the severe weather and the bankruptcy idled certain of the Company's equipment and drivers during the first quarter of 1996.

         The Company's operating expenses increased approximately $ 10.4 million, or 74%, to approximately $24.4 million in the nine months ended September 30, 1997 from approximately $14.0 million in the nine months ended September 30, 1997. The increase in the Company's operating expenses is primarily due to increased levels of operations related to the increase in Timely revenue miles, which required investments by the Company in additional personnel, equipment and office space. In addition, during the nine month period ended September 30, 1997 the Company incurred costs attributable to its status as a public company. Such increased costs include additional legal and accounting costs that were not incurred during the similar period ended September 30, 1996, prior to the Company's initial public offering. Operating expenses for the nine month period ended September 30, 1997 reflect $120,000 in compensation expense on a pro forma basis for Mr. Bakal to reflect the fair value of his services during the period January 1 to June 30, 1997, prior to the effective date of his employment contract with the Company. It is not anticipated by the Company or Mr. Bakal that this amount will ever be paid to him. There is a similar charge in the amount of $60,000 included in the operating expenses for the nine month period ended September 30, 1996. See Note 5 to the Consolidated Financial Statements. Other income increased approximately $166,000 primarily due to interest income received on the net proceeds of the Initial Public Offering, which was completed in June 1997.

         Prior to January 1, 1997, the Company and all of its subsidiaries except Truck-Net had elected to be treated as S Corporations for federal and state income tax purposes. Accordingly, all income and losses of these companies were recognized by the shareholders of the companies on their individual tax returns. The accompanying statement of operations for the nine months ended September 30, 1996 reflects a tax benefit on a pro forma basis as if the Company and all its subsidiaries were liable for federal income taxes as taxable corporate entities for such period. For the nine month period ended September 30, 1997, the Company has recognized a tax provision totaling $415,000, of which $246,000 (approximately $.06 per share) is a one-time charge related to the termination of the S Corporation election of the Company and certain of its subsidiaries and represents the recognition of deferred tax liabilities attributable to these entities, which treatment is mandated by SFAS Statement No. 109, "Accounting for Income Taxes" The change in the Company's income tax provision from a benefit of $71,000 to a provision of $169,000 (excluding the $246,000 one-time charge) for the nine months ended September 30, 1997 is a direct result of the change in income before income taxes from a loss of approximately $186,000 in the first nine months of 1996 to income of approximately $492,000 in the first nine months of 1997.

         The Company' pro forma net income increased approximately $191,000 from a loss of $115,000 to net income of $77,000 for the nine months ended September 30, 1997 when compared to the similar period in 1996 primarily as a result of increased revenues.

Three Months Ended September 30, 1997 compared to Three Months Ended September 30, 1996

         The Company' operating revenues increased approximately $3.6 million, or 65%, to approximately $9.1 million in the three months ended September 30, 1997, from $5.5 million in the three months ended September 30, 1996. For the three months ended September 30, 1997, Timely, Truck-Net and PTG accounted for approximately $6.7 million, $2.2 million and $200,000, respectively, of the Company's consolidated revenues. The increase in the Company's consolidated revenues is primarily due to a $3.3 million or 91% increase in Timely's revenues during the reporting period. For the three months ended September 30, 1997, revenue miles driven by Timely increased 87% to 5.8 million miles.

         The Company's operating expenses increased approximately $3.6 million, or 67%, to approximately $9 million in the three months ended September 30, 1997, from $5.4 million in the three months ended September 30, 1996. The increase in the Company's operating expenses is primarily due to increased levels of operation of both Timely and Truck-Net, which required investments by the Company in additional personnel, equipment and office space. The increased operations of Timely contributed to increases in fuel and fuel taxes of 61%, which was offset by reductions in the cost per gallon of fuel. In addition, the cost of driver payroll and benefits increased 65% for the three months ended September 30, 1997 compared to the same three month period in 1996. Other income increased approximately $99,000 primarily due to interest income received on the net proceeds of the Company's Initial Public Offering, completed in June 1997.

         Income tax expense for the three months ended September 30, 1997 is based on annualized income tax expense for the nine month period ended on the same date. Income tax expense for the three month period ended September 30, 1996 is based on the pro forma income tax provision recorded for the year ended December 31, 1996. For a full discussion of the Benefit (Provision) for income taxes for the period ended September 30, 1996 please refer to the applicable paragraph in the nine month comparison of results for operations.

         The Company's pro forma net income increased 100% to approximately $89,000 for the three months ended September 30, 1997 compared to $44,000 to the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         On June 19, 1997, the Company's registration statement for the sale of 1,250,000 of common stock at a price of $6.00 per share and 1,437,500 redeemable common stock purchase warrants (the "warrants") at a price of $.0125 per warrant was declared effective (the "Initial Public Offering") by the Securities and Exchange Commission. Proceeds to the Company, after underwriting discounts and related offering expenses totaled approximately $ 5.7 million.

         The Company had working capital of approximately $5.0 million at September 30, 1997. The Company's primary long-term and working capital requirements have been to fund capital expenditures for tractors, trailers, computer and satellite communication equipment and for financing accounts receivable. Prior to the Initial Public Offering the Company's expansion had been financed through bank borrowings and lease financing. Most of the Company's requirements for tractors have been met through leases from large national leasing companies or through leasing programs of the manufacturer. The Company is unable to estimate the amounts of cash, which will be required to fund its future equipment needs. However, with the completion of the Initial Public Offering, the Company has obtained commitments for financing of new equipment at substantially lower rates than were available to it in the past. Delivery of these units commenced in October 1997 and at that time the Company began returning more expensive leased units as they come off of lease.

         In September 1997 the Company loaned, on a fully secured basis, $1.5 million to wholly-owned subsidiaries of Continental American Transportation, Inc. ("CAT"). Under the terms of the loan agreement, the Company received an exclusive option to purchase the operating assets, subject to certain liabilities, of four of the operating subsidiaries of CAT within 120 days of the execution of the loan agreement. On October 31, 1997 a newly formed, wholly-owned subsidiary of the Company entered into a marketing agreement with CAT and its subsidiaries under which the newly formed company leased all the operating assets and terminals of CAT's subsidiaries and hired all of the subsidiaries employees. This agreement is for a term of nine months and during that time the newly formed subsidiary will operate the businesses formerly operated by the subsidiaries of CAT and will pay a specified fee to the subsidiaries based on the retained revenues of the businesses. Under the terms of the marketing agreement, the Company's option to purchase the assets of the subsidiaries of CAT was extended to the termination date of the marketing agreement. The subsidiaries of CAT, whose assets are subject to the option agreement, operate a fleet of approximately 500 tractors and more than 1000 trailers and employ approximately 1000 people.

         Net cash used in operating activities totaled approximately $298,000 for the nine month period ended September 30, 1997, compared to a use of approximately $116,000 in the comparable period ended September 30, 1996. This increase in usage arose mainly from an increase in accounts receivable and other current assets and corresponding, but smaller increases in accounts payable and accrued liabilities and operating results. Cash used in investing activities increased to $2.3 million primarily due to the loan agreement discussed above and the acquisition of approximately $757,000 of property and equipment. Cash provided by financing activities increased approximately $5.8 million primarily due to the completion of the Initial Public Offering.

         The Company's line of credit was obtained through Dennis A. Bakal, the Company's major shareholder. Under the terms of the agreement between Mr.Bakal and SouthTrust Bank of Georgia, NA ("SouthTrust"), SouthTrust has advanced to the Company, through Mr. Bakal, approximately $1.635 million and has provided a facility amounting to $265,000 for letters of credit, which are used for security deposits on certain equipment leases. Mr. Bakal has pledged certain personal assets as security for the loan and the Company and its subsidiaries (other than the newly formed subsidiary) have pledged substantially all of their assets, including accounts receivable, to provide further security for the loan and have guaranteed Mr. Bakal's performance under the agreement. The loan bears interest at a rate equal to 0.75% above SouthTrust's Base rate (as defined in the agreement) and matures on April 1, 1998. It is anticipated that the loan will be restructured in the first quarter of 1998, with the Company replacing Mr. Bakal as the primary borrower and removing Mr. Bakal's guarantee of the letter of credit facility.

         The Company believes that the proceeds of the Initial Public Offering, together with cash flow from operations will be sufficient to satisfy its contemplated cash requirements for Timely, Truck-Net and PTG for at least twelve months. The Company has recently obtained a commitment from SouthTrust for a working capital line credit of up to $5.0 million to fund the cash flow of its new subsidiary which is operating the businesses formerly operated by CAT's subsidiaries. There is no assurance that the Company will be able to obtain such financing or that cash flow from operations will meet such subsidiaries' obligations. The Company may then be required to utilize cash flow from its other operations to meet the obligations of this new subsidiary. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all. At September 30, 1997, the Company had approximately $3.8 million in cash and cash equivalents.

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

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

          (a) Pursuant to Item 701(f) of Regulation S-B, the Company is obligated to report on the use of proceeds from the Initial Public Offering. The information provided below is given as of September 30, 1997.

                 (1) The Company's registration statement on Form SB-2 (File No. 333-24619) was declared effective by the Securities and Exchange Commission on June 19, 1997.

                 (2)    The Initial Public Offering commenced on June 19, 1997.

                 (3) The Initial Public Offering did not terminate before any securities were sold.

                 (4)    (i)      The Initial Public Offering did not terminate
                                 before the sale of all securities registered.

                        (ii) The managing underwriter of the Initial Public Offering was Argent Securities, Inc.

                        (iii) Common Stock and redeemable common stock purchase warrants (the "Warrants") were registered in the Initial Public Offering.

                        (iv)     1,250,000 shares ($7,500,000) of Common Stock
                                 were registered and sold. 1,437,500 Warrants
                                 ($179,687.50) were registered and sold.

                        (v) An estimate of the amount of expenses incurred by the Company in connection with the issuance and distribution of the Securities registered is $1,995,494. Such expenses have been or will be paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the Company's securities and affiliates of the Company.

                        (vi) The net proceeds to the Company after deducting the total expenses described above were $5,684,194.

                           (vii) Through September 30, 1997, $3,746,429 of the net proceeds of the Initial Public Offering were invested in temporary investments; $1,500,000 was loaned to an unrelated party and $437,765 is available cash. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the Company's securities and affiliates of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits



No.          Description
---          -----------
3.1          Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit
             3.1 from the Company's Registration Statement on Form SB-2, File No. 333-24619 (the "Registration
             Statement")).

3.2          Bylaws of the Company (Incorporated by reference to Exhibit 3.2 from the Registration Statement).

4.1          Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 from the Registration
             Statement).

4.2          Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 from the
             Registration Statement).

10.1         Marketing Agreement, dated as of October 31, 1997 between the Company and Carpet Transport, Inc.,
             Blue Mack Transport, Inc., Chase Brokerage, Inc.,CTI Properties, Inc. and Continental American
             Transportation, Inc. (Incorporated by reference to Exhibit 10.1 from the Company's current report on
             Form 8-K, date of report November 12, 1997, File No. 000-22571).*

10.2         Loan Agreement, dated as of September 12, 1997 between the Company and Carpet Transport, Inc., Blue
             Mack Transport, Inc., Chase Brokerage, Inc. and CTI Properties, Inc. (Incorporated by reference to
             Exhibit 1.1 from the Company's current report on Form 8-K, date of report September 12, 1997, File
             No. 000-22571).

11.1         Statement regarding Computation of Earnings Per Share.

27.1         Financial Data Schedule (for SEC use only).

--------------
* Confidential treatment previously requested for portions of this exhibit.


          (b)      Reports on Form 8-K.

          The Company filed one current report on Form 8-K during the three month period ended September 30, 1997, dated of report September 12, 1997, regarding the loan transaction between the Company and the subsidiaries of CAT.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PROFESSIONAL TRANSPORTATION GROUP LTD., INC.



Date:   November 13, 1997      By:  /s/ Dennis A. Bakal
       --------------------         --------------------------------------
                                           Dennis A. Bakal
                                    President and Chief Executive Officer
                                    (principal executive officer)


Date:   November 13, 1997      By:  /s/ Peter C. Roth
       --------------------         --------------------------------------
                                           Peter C. Roth
                                    Chief Financial Officer
                                    (principal financial and accounting officer)