Form 10KSB
period 1997-12-31
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1998-04-10
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Fiscal Year ended December 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to
    __________

                        COMMISSION FILE NUMBER: 000-22571

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
                 (Name of Small Business Issuer in Its Charter)

                           Georgia                                              58-1915632
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

5025 Derrick Jones Road, Suite 120, Atlanta, Georgia                                30349
          (Address of Principal Executive Offices)                                (Zip Code)

          (Issuer's Telephone Number, Including Area Code):                    (770) 907-3360

  Securities registered under to Section 12(b) of the Exchange Act:

                           None                                                     None
                   (Title of Each Class)                          (Name of Each Exchange on Which Registered)

  Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, No Par Value Per Share
                  Redeemable Common Stock Purchase Warrants
                               (Title of Class)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[]

The Issuer's revenues for the year ended December 31, 1997 were $43,064,743.

The estimated aggregate market value of the voting and nonvoting Common Stock held by non-affiliates computed by reference to the closing sale price of Common Stock on April 8, 1998, as reported on the Nasdaq Stock Market's SmallCap Market, was approximately $4,226,039. As of April 8, 1998, the Registrant had outstanding 3,867,850 shares of Common Stock and 1,437,500 Redeemable Common Stock Purchase Warrants.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be held on May 22, 1998 are incorporated by reference in Part III of this Form 10-KSB.

                              INDEX TO FORM 10-KSB

                                                                            Page
                                                                            ----
PART I

Item 1.    Business........................................................... 3

Item 2.    Properties.........................................................12

Item 3.    Legal Proceedings..................................................12

Item 4.    Submission of Matters to a Vote of Security Holders................13

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................13

Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................15

Item 7.    Financial Statements...............................................19

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................19

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................20

Item 10.   Executive Compensation.............................................22

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....22

Item 12.   Certain Relationships and Related Transactions.....................22

PART IV

Item 13.   Exhibits and Reports on Form 8-K...................................23

                                     PART I

ITEM 1.        BUSINESS

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form SB-2 (Registration Number 333-24619), as declared effective by the Securities and Exchange Commission on June 19, 1997.

OVERVIEW

        Professional Transportation Group Ltd., Inc., a Georgia corporation (the "Company"), is a transportation services company that provides ground transportation and logistics services for the air freight and floorcovering industries throughout the continental United States. The Company was founded by Dennis A. Bakal in October 1990, and he is the Company's majority shareholder and its Chairman, Chief Executive Officer and President. The Company serves as a holding company for its four operating subsidiaries: Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net"), PTG, Inc. ("PTG") and Timely North, Inc. ("Timely North"). Effective January 1, 1997, Mr. Bakal contributed his shares of Timely, Truck-Net and PTG to the Company. On October 31, 1997, the Company, through Timely North, entered into a marketing agreement with Continental American Transportation, Inc., and its subsidiaries ("Continental American") whereby Timely North employed such entities' employees and leased and subleased their rolling stock. On March 27, 1998, the Company, through Timely North, entered into a Consulting and Non-Competition Agreement with CSI/Crown, Inc., a subsidiary of U.S. Xpress Enterprises, Inc. ("CSI/Crown"). Under this agreement, the Company will cease its less-than-truckload ("LTL") motor carrier operations in the floorcovering and carpet markets on April 1, 1998, use its best reasonable efforts to persuade its LTL customers to transfer their business to CSI/Crown and agree not to compete in such LTL business for a period of five years. For the year ended December 31, 1997, Timely accounted for approximately $25.3 million or 59% of the Company's revenues, Truck-Net accounted for approximately $8.7 million or 20% of the Company's revenues, PTG accounted for approximately $902,000 or 2% of the Company's revenues and Timely North accounted for approximately $8.2 million or 19% of the Company's revenues.

        The Company's consolidated revenues increased by 103% from 1996 to 1997. The Company attributes its growth to management's knowledge and experience in the air freight industry, the marketing arrangement with Continental American, consistent, on-time deliveries, and superior customer service. Management believes that revenues will continue to increase, as trends toward an expansion of core carrier relationships and a trend toward reductions of private fleets and greater outsourcing by shippers favor more efficient and cost-effective providers of transportation services.

INDUSTRY

        The Company's three main businesses, Timely, Truck-Net and Timely North, operate in the non-local segment of the trucking industry, which segment had revenues of $330 billion in 1995. A further refinement of the industry segment would place these operations in the $60 billion (1996) for-hire truckload carrier segment. Truckload carriers typically transport full trailer loads directly from origin to destination without enroute handling. The for-hire truckload segment is highly fragmented with the ten largest for-hire truckload carriers accounting for less than 13% of total for-hire truckload revenues in 1996.

        The air freight industry has changed dramatically over the last two decades. Prior to 1980, shippers of air freight used both freighter aircraft operated by passenger and freight airlines and passenger aircraft, with the limited capacity of their cargo compartments, for the movement of goods. In the late 1970s and the early 1980s, fundamental changes in the air freight industry began to constrain freight activity. The passenger airlines gradually eliminated their freighter aircraft, coinciding with the consolidation of the major U.S. based all-freight airlines and the emergence and growth of the integrated carriers, such as Federal Express Corporation ("FedEx"), United Parcel Service ("UPS"), Emery Worldwide ("Emery"), Burlington Air Express ("Burlington") and Airborne Freight. Although these integrated carriers operate their own dedicated fleets of aircraft, trucks and delivery vans, they focus on the shipment of size- and weight-restricted packages and freight. Freighters and "combi" (combination passenger/freight) aircraft continue to carry international freight, but domestic packages and freight not meeting the restrictions of the integrated carriers were relegated to available space in the limited-capacity cargo holds of passenger aircraft. Passenger aircraft operate predominantly during the daytime, although freight had historically moved at night. The imposition of curfews at major airports to reduce noise during early morning hours and the elimination of freighter aircraft operated by passenger airlines limited freight activity even more.

        All of these changes resulted in the development of the concept of "deferred freight," which is freight that generally is time sensitive (two or three day delivery), but does not have the immediacy of next day or overnight delivery. The additional time available for completion of a deferred freight shipment makes overland transportation by truck a viable alternative to transportation by air. Time definite trucking of air freight has developed as the answer to the overland movement of deferred freight. While many in the industry have focused on regional business, Timely's and Truck-Net's emphasis has been on servicing the "deferred freight" needs of the air freight industry nationally. This service meets the required delivery parameters of the customers, but in a much more cost sensitive environment than overnight freight. The overnight delivery so common in today's business environment is primarily limited to package (letter and document) freight and the movement of heavier freight (up to 150 pounds per piece or 300 pounds per shipment). The deferred freight market has developed to primarily handle shipments of greater than 300 pounds. The Company, through the operations of Timely and Truck-Net, has positioned itself to serve the needs of this market.

STRATEGY

        The Company's business strategy is to establish itself as a preferred provider of high-quality, cost-effective transportation and logistics services to the air freight and floorcovering industries. Key elements of the Company's strategy include the following:

                Deliver Superior Customer Service and Add Value. Expedited on-time delivery is the mission of the Company's customers, and in order to meet their needs, the Company provides time-definite pickup and delivery. Compared with deferred air freight services, the Company offers comparable transit times at much lower prices for its customers in the air freight industry. The Company uses experienced driver teams and modern technology to ensure that customers receive quality service. The Company does not always strive to be the lowest-cost carrier for its customers, but instead focuses on providing value (such as real time tracking of a shipment) beyond any marginally higher price its customers might pay.

                Utilize Available Technology and Modern Equipment. Due to customer demands for real time information on their shipments and on-time deliveries, the Company utilizes modern satellite technology to track its vehicles. The Company's use of the Qualcomm tracking system allows the Company to provide customers with precise information on the status of their shipments and notify them of any potential delays. In addition, the system provides valuable information on a truck's speed, mileage, fuel consumption, and other factors that enable the Company to increase efficiency and reduce costs. The Company also has developed a proprietary route optimization software program to assist management in analyzing the most cost-effective route system for the Company's fleet.

                Attract and Retain Highly-Skilled and Motivated Employees. To provide superior customer service, the Company relies on a dedicated team of professional drivers, administrators and managers committed to serving customers. Through a recruitment and hiring program, the Company hires only professional drivers who are selected based on experience, safety record, and a personal evaluation. The competition for experienced drivers is intense, but by providing modern equipment and offering competitive salaries and dedicated routes, the Company is successful in recruiting and retaining productive, satisfied drivers. The Company's success in reducing driver turnover rate has contributed to an overall increase in its efficiency and reduction of the expenses associated with hiring, training and integrating new employees.

        The Company intends to continue to invest in modern equipment, to expand its marketing capabilities and to improve its operating and distribution efficiencies through acquisitions, strategic alliances and capital expenditures. In implementing this plan, the Company believes it will increase its market share, obtain greater control over the quality, availability and cost of its services, and improve operating margins.

TRANSPORTATION SERVICES

        Through its Timely subsidiary, which was formed in 1991, the Company provides time-definite truckload transportation services for companies in the air freight and expedited delivery markets. Operating both common carrier and dedicated fleet services for its air freight customers, Timely moves freight across long and short distances with very precise schedules for pickups and deliveries. The Company's "Almost as Fast as Air"(SM) service has transit times comparable to those of deferred air freight services.

        As of December 31, 1997, Timely operated approximately 155 Company-owned or leased tractors and used 21 owner-operators that may provide one or more pieces of operating equipment. Timely operates in all of the 48 contiguous states, but its primary activity is in the eastern half of the U.S. As of December 31, 1997, approximately 70% of the tractors operated by Timely served dedicated lane segments.

        Through its Timely North subsidiary, which was formed in 1997, the Company provides time-definite truckload transportation services for companies in the floorcovering industry. Timely North focuses on the marketing of its services to the large carpet manufacturers located in the southeastern U.S. The Company's services to these customers include multiple drops; appointment pick-ups and deliveries; assistance in loading and unloading; dedicated equipment with extra trailers that can be located for the convenience of customers; and the assignment of particular drivers and equipment to prescribed routes, providing better service to customers while maintaining a high equipment utilization.

        As of December 31, 1997, Timely North operated approximately 421 Company-owned or leased tractors and used 32 owner-operators that may provide one or more pieces of operating equipment. Timely North operates in all of the 48 contiguous states, but its primary activity is in the eastern and southern U.S. As of December 31, 1997, approximately 70% of the tractors operated by Timely North served dedicated lane segments.

        When Timely North assumed the operations of Continental American's subsidiaries, it took operational control of the terminal facilities located in Calhoun, Georgia. The facilities include ample storage yards, tractor and trailer maintenance shops and bulk fueling facilities. It is now possible for Timely to have its equipment serviced and maintained at this facility rather than outsourcing its maintenance needs. The tractor maintenance shop has been certified to perform warranty repairs on the tractors operated by both Timely and Timely North. In the second quarter of 1998, the Company intends to consolidate the operations of Timely and Timely North which will allow it to eliminate duplicative functions and allow for the free interchange of drivers and equipment between fleets. The Company anticipates that this consolidation will improve customer service, lower "deadhead" miles and lower operating costs.

        In order to improve the capability of the Timely North fleet the Company began, in December 1997, to install Qualcomm Omnitrac units in the entire fleet. These units, similar to those installed in the entire Timely fleet, enable dispatchers to track the movement of each tractor, monitor its adherence to schedule, check its speed, monitor fuel consumption and communicate with the tractor when necessary. This equipment allows the full interchange of rolling stock between fleets, which will further reduce costs.

LOGISTICS-MANAGEMENT SERVICES

        Through its Truck-Net subsidiary, which was acquired by Mr. Bakal in July 1991, the Company operates as a broker of truckload services to the air freight industry. Since many air cargo carriers and air freight forwarders do not own trucks, they rely upon third party carriers for ground transportation services. Through logistics companies like Truck-Net, a shipper can place a single call to arrange truckload services anywhere in the United States, without having to contact numerous individual carriers who may or may not have a truck available for a particular shipment to a particular destination.

        Truck-Net maintains a network of over 350 truckload carriers. Upon receiving a call from a customer, a Truck-Net representative contacts various truckload carriers until locating one that has the time and the proper equipment to transfer the freight. The Truck-Net representative will make all of the arrangements to have the freight picked up and delivered. In addition, Truck-Net tracks the vehicles and monitors the shipment from pickup through delivery, enabling customers to contact Truck-Net rather than the individual carrier to get information on their shipment. Truck-Net's customers are sent a single invoice for all shipments and payments for those shipments are made directly to Truck-Net. Truck-Net then pays the hired carrier, retaining a portion of the fee paid by the customer. Thus, customers avoid having to pay multiple invoices from carriers.

COURIER/DELIVERY SERVICES

        PTG operates a courier/delivery service known as "Rapid Transit" in the Atlanta, Georgia metropolitan area. As of December 31, 1997, PTG had 22 drivers. In addition to providing general courier services, PTG has entered into agreements with several major manufacturers of office equipment. Under these agreements, PTG retrieves copiers, fax machines, and telephone equipment that are in need of repair or coming off lease and returns such items to the manufacturer.

CUSTOMERS

        The Company's customers are primarily businesses in the air freight and floorcovering industries. The Company's customers include traditional air freight forwarders and integrated carriers such as FedEx, UPS, Emery, and Burlington, all of whom operate fleets of their own dedicated aircraft, trucks and delivery vans. The Company's customers in the floorcovering industry include Aladdin Mills and Mohawk Industries.

        Major customers of the Company, such as FedEx, have developed the concept of "core carriers" for the contract movement of their freight by independent trucking companies. Under this concept, a limited number of carriers are selected to perform the line haul (point to point, or terminal to terminal) carriage of the shipper's freight. Core carrier relationships offer steady revenues from dedicated lane segments, which allows the Company to offer its drivers regular routes. As a means of diversifying its customer base, the Company may seek to establish core carrier relationships with businesses in industries outside the air freight or floorcovering industries.

        FedEx is the Company's largest customer, and the Company serves as one of eight core carriers for FedEx. The Company has entered into a three-year agreement to provide services for FedEx over certain lane segments. The lane segments are awarded based on competitive bids solicited among the group of core carriers. As new lane segments become available, the Company bids for such segments, and any new segments awarded will terminate at the end of the initial three-year period, which will expire on November 18, 1998. FedEx is not precluded from performing the services itself or through its subsidiaries or affiliates. In addition, FedEx may terminate its agreement with the company upon 30 days notice and the payment of a termination charge. The Company is required under the agreement to maintain a minimum service level, and its performance to date has exceeded the minimum operating performance requirements of the agreement. It is currently anticipated that, provided the Company maintains its level of performance, the agreement will be renewed upon expiration. There can be no assurance, however, that this agreement will be renewed.

        For the year ended December 31, 1997, the Company's five largest customers accounted for approximately 65% of the Company's consolidated revenues. Of these five customers, FedEx and Panalpina, Inc. ("Panalpina"), the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 41% and 13%, respectively, of the revenues generated during the year ended December 31, 1997. No other customer accounted for more than 10% of the Company's consolidated revenues during the year ended December 31, 1997. The loss of either FedEx or Panalpina would have a material adverse effect on the results of operations for the Company.

EQUIPMENT AND TECHNOLOGY

        Most of the Company's equipment is utilized by Timely and Timely North. As of December 31, 1997, the Company operated a modern fleet of approximately 576 tractors with an average age of less than three years. The Company leases its tractors from large national leasing companies or through the leasing programs of the manufacturer. This leasing strategy gives the Company the availability of nationwide maintenance facilities to ensure minimal down time in case of mechanical failure, as well as a nationwide system for the performance of scheduled preventative maintenance, no matter where the individual unit is located. The Company launched a program in 1996 to purchase or lease, on more favorable terms, its operating equipment. Prior to 1996, most of the Company's operating equipment was leased under terms which included a 15% premium for rented tractors, and a mileage charge for maintenance on the vehicles. During 1997, the Company acquired 69 new tractors under operating leases from various financing sources. These tractors are covered by manufacturer warranties during most of their lease term, which the Company believes will lead to additional maintenance savings.

        In the early years of Timely's operations, it also leased its trailer fleet. In 1995 and 1996 the Company began purchasing its trailers through either direct bank borrowings or capitalized leases. In coming to the decision to own rather than lease trailers, the Company considered the longer life, relatively higher salvage value, simplified maintenance costs of trailers as compared with tractors, and the need to install required cargo handling systems in certain trailers. While it has been necessary to install cargo handling systems in certain leased trailers in the past, it is the Company's intention to install the required equipment only in Company-owned vehicles in the future. Any cargo handling equipment will be removed from leased trailers at the termination of the lease agreement. The current trailer fleet mostly contains modern, 53-foot long, high cubic capacity units, many equipped with roller systems to facilitate cargo loading and unloading. The average age of the trailer fleet is less than four years. As of December 31, 1997, the Company operated a fleet of approximately 1,250 trailers, of which approximately 80% were leased.

        The Company has invested heavily in modern computer and communications technology, and considers itself a leader in the industry in this aspect. The modern tractor fleet operated by Timely and Timely North (and most of the equipment operated by companies utilized by Truck-Net) utilizes onboard computers with satellite communications capabilities. In the case of the Timely and Timely North fleets, each tractor is equipped with a Qualcomm satellite communications system, which allows the dispatchers to follow the progress of a vehicle, its speed, fuel consumption, and most importantly, its adherence to schedule, while allowing the timely and efficient communication of operating data, such as pickup and delivery instructions, directions to customer facilities, loading instructions, routing, fuel, taxes, mileage, payroll, safety, weather advisories, and traffic and maintenance information. The satellite tracking of the movement of the vehicles, the constant monitoring of schedule, speed, and fuel consumption, and the availability of two-way communication has allowed the Company to fine-tune its operation and deliver its customers a high level of on-time service.

        In order to maintain the highest level of quality control and maintain the Company's and its customers' strict performance standards, the Company's central dispatching/customer service units operate 24 hours a day, seven days a week. If any problem should develop, managers and supervisors are either on hand or readily available to the dispatch center.

DRIVERS AND EMPLOYEES

        Beginning in 1995, the Company faced increasing costs of workers' compensation insurance and related items. To address this problem, pursuant to a written agreement, in May 1995, the Company transferred all of its drivers (and certain of its other employees) to an employee leasing company owned by an unrelated third party. New drivers are located through a recruitment and hiring program managed by the Company and, after completing the required testing and orientation, are hired by the leasing company. The Company reimburses the leasing company for all of the direct costs associated with the driver payroll, plus a percentage fee of the total amount of the payroll. The leasing company is able to obtain lower rates for certain expenses, such as workers' compensation insurance and employee benefits, due to the large size of its employee pool. Thus, even after payment of the percentage fee, the Company believes it has reduced its driver costs per mile by utilizing the third party leasing company. The agreement with the leasing company is open-ended in that it covers all of the individuals designated by the Company to be enrolled thereunder. Employees are enrolled for the duration of their employment (which is at the Company's will) and not solely for a specific one-time delivery. The Company may terminate the agreement at any time upon notice to the leasing company.

        The recruitment, training and retention of qualified drivers is essential to support the Company's continued growth and to meet the service requirements of the Company's customers. Drivers are selected in accordance with Company-specific quality guidelines relating primarily to safety history, driving experience, road test evaluations and other personal evaluations, including physical examinations and mandatory drug and alcohol testing. Drivers are trained in all phases of the Company's policies and procedures, including customer service requirements, general operations, fuel conservation and equipment maintenance, operation and safety.

        The Company seeks to maintain a qualified driver force by providing attractive and comfortable equipment, direct communication with senior management, competitive wages and benefits and other incentives designed to encourage driver retention and long-term employment. Many drivers are assigned to dedicated or semi-dedicated routes, thereby enhancing job predictability. Drivers are recognized for providing superior service and developing good safety records and must successfully complete driver reviews administered by the Company's human resources department. In an industry where annual driver turnover rates can exceed 100%, the Company's turnover rate during 1997 was less than 50%.

        As of December 31, 1997, the Company employed 1,003 persons, 792 of whom were drivers; 18 were in sales; 78 were in operations; 54 were in maintenance and security and 61 were in administration and management. As described above, all of the Company's employees, other than its executive officers, are leased from a third-party leasing company. The Company also had contracted with 53 independent contractors as of December 31, 1997, to provide tractors. None of the Company's employees are represented by a labor union. The Company believes its relationship with its employees is good.

INDEPENDENT CONTRACTORS

        Because independent contractors provide their own tractors, they provide the Company an alternative method of obtaining additional revenue equipment. The Company intends to continue to increase its use of independent contractors. As of December 31, 1997, the Company utilized 53 independent contractors. Each independent contractor enters into a contract with the Company pursuant to which it is required to furnish a tractor and a driver or team of drivers exclusively to transport, load and unload goods carried by the Company. Independent contractors are paid a fixed level of compensation based on a fee per mile. Independent contractors are obligated to maintain their own equipment and pay for their own fuel. The Company provides trailers for each independent contractor.

SAFETY AND RISK MANAGEMENT

        The Company is committed to ensuring that it has safe drivers and independent contractors. The Company regularly communicates with drivers to promote safety and to instill safe work habits through Company media and safety review sessions. These programs reinforce the importance of driving safety, abiding by all laws and regulations, regarding such matters as speed and driving hours, and performing equipment inspections. The Company conducts quarterly safety training meetings for its drivers and independent contractors. In addition, the Company has a recognition program for driver safety performance.

        The Company's Safety Director reviews all accidents, takes appropriate action related to drivers, examines trends and implements changes in procedures or communications to address any safety issues. Management's emphasis on safety also is demonstrated through its equipment specifications and maintenance programs.

        The Company requires prospective drivers to meet or exceed the qualification standards required by the U.S. Department of Transportation ("DOT"). The DOT requires the Company's drivers and independent contractors to obtain national commercial drivers' licenses pursuant to regulations promulgated by the DOT. The DOT also requires that the Company implement a drug testing program in accordance with DOT regulations. The Company's program includes pre-employment, random, post-accident and post-injury drug testing.

        The principal claims arising in the Company's business consist of cargo loss and damage, workers' compensation, and auto liability (personal injury and property damage). The Company's insurance policies provide for general liability coverage up to $1,000,000 per occurrence and automobile liability coverage up to $1,000,000 per occurrence. The Company carefully monitors claims and participates actively in claims estimates and adjustments.

REGULATION

        Historically, the Interstate Commerce Commission ("ICC") and various state agencies regulated truckload carriers' rights, accounting systems, rates and charges, safety, mergers and acquisitions, periodic financial reporting and other matters. In 1995, the passage of federal legislation preempted, in many respects, state regulation of prices, rates, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the DOT, and will be administered by the Surface Transportation Board, but a lack of implementing regulations to date currently prevents the Company from assessing the full impact of this action. Generally, the trucking industry is subject to regulatory and legislative changes that can have a material effect on operations.

        Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. In 1988, the DOT began requiring national commercial drivers' licenses for interstate truck drivers.

        The Company's motor carrier operations are also subject to federal and state environmental laws and regulations, including laws and regulations dealing with the transportation of hazardous materials and other environmental matters. Specifically, the U.S. Environmental Protection Agency ("EPA") requires motor carrier operators to obtain a Certificate of Registration in order to transport hazardous materials. The Company has initiated programs to comply with all applicable environmental regulations. For example, the Company requires each of its drivers to participate in training regarding the handling of hazardous materials, including tests given to the drivers after such training to ensure that the basic skills have been achieved. As part of its safety and risk management program, the Company periodically performs an internal environmental review to assist in environmental compliance and avoid environmental risk. The Company has operating authority (in the form of the EPA-required Certificate of Registration) to ship environmentally hazardous substances and, to date, has experienced no claims for hazardous substance shipments. The shipment of hazardous materials has not been a material part of the Company's business, to date. In addition, the Company has underground storage tanks for diesel fuel at its terminals in Calhoun, Georgia. As a result, the Company is subject to regulations promulgated by the EPA governing the design, construction and operation of underground fuel storage tanks from installation to closure. The Company believes that all of its tanks are in substantial compliance with EPA regulations. In the event the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability (which are determined on a case-by-case basis).

        The Company believes it is currently in material compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations.

FUEL

        The Company purchases fuel from numerous suppliers and is not materially dependent on any one or a group of suppliers for its fuel requirements, however, the Company has and will continue to make arrangements with fuel suppliers to achieve the best possible pricing. Derivatives are not used by the Company to hedge against increased fuel prices. Although fuel price increases may be passed through to the Company's customers, increases in fuel taxes or fuel prices would have a direct effect on the Company's operating results if the Company is unable to pass on such increase. Similarly, any increases in fuel taxes or fuel prices could also adversely affect the profitability of independent contractors and the Company's cost of retaining such contractors, to the extent such increases could not be passed along to the Company's customers. As of the date of this report, the Company believes that there is a stable market for fuel.

COMPETITION

        The truckload transportation industry is heavily fragmented and intensely competitive. The Company has numerous competitors that vary in size, ranging from small operators who can compete on certain lane segments due to lower overhead, to significantly larger companies with greater financial resources, more equipment, and larger volume capacities than the Company's. The main competitive factors in the truckload industry are service, pricing, efficiency and availability of equipment.

        Within the logistics services industry, key competitive factors include information technology and carrier relationships. There are a number of other companies in the logistics services business that have more employees and a greater number of branch offices than the Company. Management believes that Truck-Net is one of the largest logistics companies exclusively serving the air freight industry in the United States.

PROPERTIES

        The Company's principal offices and corporate headquarters are located in a modern office/warehouse facility at 5025 Derrick Jones Road, Atlanta, Georgia, 30349. This facility, which includes a terminal, administrative offices, and dispatching services, is subleased from Professional Sales Group, Ltd., a company wholly-owned by Dennis A. Bakal and currently serves as the operational headquarters for Timely, Truck-Net and PTG. The Company currently occupies approximately 26,000 square feet of space in this facility and pays Mr. Bakal's affiliate rent of $15,000 per month. For further information on this sublease, see "Item 12 -- Certain Relationships and Related Transactions."

        Timely North's headquarters and terminal are located on approximately 30 acres in Calhoun, Georgia. This property contains approximately 33,000 square feet of office space, approximately 27,800 square feet of shop, tire and maintenance facilities, approximately 1,900 square feet for employee-driver's training and lounge facilities, a 129-bay loading dock facility and a four-lane fuel center.

        The Company believes that its current facilities are adequate for its present needs, although the Company intends to consolidate certain operations into the Calhoun facility and, thereafter, may consider leasing new office space in the Atlanta area for its corporate and administrative headquarters.

LITIGATION

        On or about February 26, 1997, an action was brought against both Timely and Truck-Net by the trustee in bankruptcy in the U.S. Bankruptcy Court for the Central District of California in the matter of In re Right O Way Transportation, Inc. (Case No. SA96-11774 JR), seeking to recover alleged preferential transfers to and for the benefit of Timely and Truck-Net in the aggregate of approximately $435,000 within the 90 days preceding the filing of Right O Way's bankruptcy petition under Chapter 7 of the U.S. Bankruptcy Code. Answers have been filed on behalf of Timely and Truck-Net which generally deny all of the trustee's material allegations and asserting several affirmative defenses as a bar to recovery by the trustee. Discovery is proceeding in this action. The Company intends to vigorously defend this action.

        On or about December 31, 1997, an action was brought against the Company, Timely, Timely North and other unrelated parties by Lance Enterprises, Inc. in the Superior Court of Gordon County, Georgia, Lance Enterprises, Inc. v. Continental American Transportation, Inc. et al (Case No. 33670), seeking recovery against the defendants for breach of contract, conspiracy to avoid a lawful obligation, tortious interference with contractual obligations, attorney's fees and expenses of litigation, quantum meruit, punitive damages and declaratory judgment. This lawsuit stems from the plaintiff's agreement with Continental American Transportation, Inc. under which plaintiff was to assist Continental American with the sale of its business for a prescribed fee. The plaintiff alleges that the Company's and Timely North's dealings with Continental American and its subsidiaries, specifically the $1.5 million loan and marketing arrangement, constitute a sale under the agreement. Continental American refused to pay the plaintiff any fee under the agreement. The Company, Timely and Timely North were not parties to the agreement, have filed an answer to the complaint denying all of the material allegations and any liability on their part and intend to vigorously defend this action.

        The Company is not a party to any other material legal proceedings other than routine litigation arising in the normal course of business.

ITEM 2.        PROPERTIES

        See the information provided in Item 1 above entitled "Business -- Properties" for information with respect to the Company's facilities.

ITEM 3.        LEGAL PROCEEDINGS

        See the information provided in Item 1 above entitled "Business - Litigation" for information with respect to the Company's material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) The Company's Common Stock and Redeemable Common Stock Purchase Warrants (the "Warrants") are traded on the Nasdaq Small Cap Market under the symbols "TRUC" and "TRUCW," respectively. The reported high- and low-bid and ask prices for the Common Stock and the Warrants are shown below for the period from June 19, 1997 (the date of the Company's initial public offering):

                                                                    Common Stock
                                                                    ------------

                                                               High                 Low
                                                               ----                 ---
       1997
       ----

       Second Quarter (from June 20, 1997)..............    $  6.25             $  5.25
       Third Quarter ...................................       5.16                1.88
       Fourth Quarter ..................................       5.00                3.69

                                                                      Warrants
                                                                      --------

                                                               High                 Low
                                                               ----                 ---

       1997
       ----

       Second Quarter (from June 20, 1997)..............    $  1.50             $  0.63
       Third Quarter....................................       0.88                0.31
       Fourth Quarter...................................       0.94                0.56



        The last reported sale price of the Company's Common Stock and Warrants as of April 7, 1998 was $3.09375 per share and $0.50 per Warrant, as reported by Nasdaq. The prices represented above are bid and ask prices which represent prices between broker-dealers, do not include retail mark-ups, mark-downs or any commissions to broker-dealers and do not reflect prices in actual transactions. As of April 8, 1998, there were approximately 14 record owners (for over 400 beneficial owners) of Common Stock and six record owners of Warrants.

        The Company intends to retain any future earnings for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including the

Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. In addition, the terms of the Company's Amended and Restated Commercial Loan Agreement with SouthTrust Bank, N.A. restricts the Company's ability to declare or pay dividends.

      (b) Pursuant to Item 701(f) of Regulation S-B, the Company is obligated to report on the use of proceeds from its initial public offering (the "Initial Public Offering"). The information provided below is given as of December 31, 1997.

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

                      (ii) The managing underwriter of the Initial Public Offering was Argent Securities, Inc.

                      (iii) Common Stock and Warrants were registered in the Initial Public Offering.

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

                      (vi) The net proceeds to the Company after deducting the total expenses described above were $5,687,194.

                      (vii) Through December 31, 1997, $1,650,652 of the net proceeds of the Initial Public Offering were invested in temporary investments; $1,500,000 was loaned to an unrelated party $1,761,294 was used for the Company's Timely North operations and $775,248 was used for deposits on equipment. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the Company's securities and affiliates of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following analysis of the Company's financial condition as of December 31, 1997, and the Company's results of operations for the years ended December 31, 1996 and 1997, should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report. The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The financial information listed below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the notes thereto and the other financial data included elsewhere in this Report.

OVERVIEW

        Through December 31, 1996 the Company, Timely and Truck-Net operated as three separate entities. At such time, Dennis A. Bakal, the Company's majority stockholder and then sole director owned all of the shares of Timely and Truck-Net. Effective January 1, 1997, Mr. Bakal contributed his ownership in Timely and Truck-Net to the Company, along with his ownership of PTG, a previously inactive company. On December 31, 1996, PTG acquired certain assets (subject to certain liabilities), business, operating authorities, names and customer lists of Rapid Transit ("Rapid"), the courier division of a company controlled by Mr. Bakal, and certain fixed assets from another company owned by Mr. Bakal, all in exchange for amounts due the Company, Timely and Truck-Net from the former corporate owner of Rapid. On June 19, 1997, the Company completed the Initial Public Offering, which resulted in net proceeds to the Company of approximately $5.7 million.

        Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for FedEx and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the years ended December 31, 1997 and 1996, FedEx accounted for approximately 41.2% and 35.7%, respectively, of the consolidated operating revenues of the Company. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement, and management anticipates the renewal of the agreement when it expires in November 1998. There can be no assurance, however, that this agreement will be renewed.

        In developing its niche in the industry, Timely has concentrated, since January 1994, on the contract carriage of truckload freight for the air freight and expedited delivery markets. By concentrating in these markets, the Company has eliminated the need for terminals and has been able to focus its efforts on acquiring equipment and recruiting drivers and other personnel.

        In October 1997, the Company organized Timely North in order to enter into a marketing agreement (the "Marketing Agreement") with Continental American Transportation, Inc. ("Continental"). Under that agreement, Timely North, on November 1, 1997, leased or sub-leased from Continental and its two main operating subsidiaries, Carpet Transport, Inc. and Blue Mack Transport, Inc., (collectively "CTI"), substantially all of their operating assets and terminals. In addition, all of the employees of CTI were hired by Timely North effective November 1, 1997.

        Under the Marketing Agreement, Timely North would service the former customers of CTI, pay fair market value rent for the equipment and facilities of CTI and pay to CTI a commission on all retained business for the period from November 1, 1997 to July 31, 1998. The Marketing Agreement also grants Timely North the exclusive option to acquire substantially all of CTI's assets for a period which expires on July 31, 1998. The Marketing Agreement terminates upon the earlier of 60 days notice by Timely North to CTI, consummation of an asset purchase or July 31, 1998. The primary business of CTI was the truckload and less-than-truckload ("LTL") cartage of carpet from the manufacturing facilities located in north Georgia to customers primarily located in the eastern and southern United States. The business was headquartered in Calhoun, Georgia, the heart of the carpet manufacturing industry in the United States, and served most of the major carpet mills. The movement of carpet is primarily a one direction movement with most of the carpet movement being outbound from north Georgia, making it necessary to find sufficient back-haul business to bring the trucks back to Georgia at the lowest possible cost. CTI operated 17 remote terminals to handle the LTL freight it received from the mills. These terminals were located in 10 states. On November 1, 1997 Timely North began operating these terminals and began an analysis of the LTL business. In January 1998, Timely North announced a substantial rate increase to its LTL customers in an attempt to bring this part of the operation to a profitable level. On March 27, 1998, Timely North entered into an agreement with CSI/Crown, Inc. ("CSI/Crown"), an industry competitor and subsidiary of US Xpress Enterprises, Inc., under which Timely North will terminate its LTL operations as of April 1, 1998 and will use its reasonable best efforts to persuade the LTL customers to transfer their business to CSI/Crown. At the time of termination, all LTL terminals will be closed, employees will be terminated and equipment and records will be prepared for return to the Calhoun location. All terminal location leases are either leased by CTI or are owned by a former subsidiary of Continental. Neither the Company nor Timely North is a party to any of the leases or finance contracts entered into by CTI or Continental. The closing of the LTL business will allow Timely North to concentrate on the truckload movement of carpet from north Georgia

        During the second quarter of 1998, the Company intends to consolidate the operations of Timely and Timely North which will allow it to eliminate duplicative functions and allow for the free interchange of drivers and equipment between fleets. The Company anticipates that this consolidation will improve customer service, lower "deadhead" miles and lower its operating costs.

        Truck-Net, a licensed freight broker, performs truckload brokerage services in the same air freight and expedited delivery markets served by Timely. As a broker, Truck-Net matches a shipper with a specific routing and/or equipment need with a carrier able to satisfy the shipper's particular requirements. All carriers used by Truck-Net are required to be properly certificated and to have a current certificate of insurance. When logistically feasible, Truck-Net utilizes Timely's and Timely North's equipment to complete the brokerage contracts. During the year ended December 31, 1997, Truck-Net was able to utilize Timely's equipment for approximately 8.7% of its shipments. It began utilizing Timely North equipment in the first quarter of 1998. The Company anticipates that this utilization will increase in the future. In the first quarter of 1998 the Company began dedicating a portion of the Timely fleet to servicing Truck-Net customers.

        Truck-Net offers its services to customers on a contract basis. Some of its services provide specific scheduled runs for a definite time period, and others provide deliveries on an as needed basis by the shipper. Trunk-Net's largest customer, Panalpina, the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 13% and 16% of the Company's consolidated operating revenues for the years ended December 31, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

        Year Ended December 31,1997 compared to Year Ended December 31, 1996.

        The Company's operating revenues increased approximately $21.9 million, or 103.3%, to approximately $43.1 million during the year ended December 31, 1997, from approximately $21.2 million for the year ended December 31, 1996. This increase is attributable to (i) the growth of the contract business performed by Timely for FedEx, (ii) the inclusion for the entire year of the expanded services performed for Panalpina, which expansion began in August 1996, and (iii) the inclusion of the operations of Timely North for the period from November 1, 1997 to December 31, 1997. For the year ended December 31, 1997, Timely accounted for approximately $25.3 million or 58.8% of the Company's revenues ($13.6 million or 64.1% in 1996), Truck-Net accounted for approximately $8.7 million or 20.1% of the Company's revenues ($6.5 million or 30.7% in 1996), Timely North accounted for approximately $8.2 million or 19.0% of the Company's revenues (none in 1996) and PTG accounted for approximately $902,000 or 2.1% of the Company's revenues ($1.1 million or 5.2% in 1996).

        The Company's operating expenses increased approximately $24.0 million, or 116.1%, to approximately $44.6 million for the year ended December 31, 1997 from approximately $20.6 million for the year ended December 31, 1996. The increase is primarily due to the increase in revenues of Timely and Truck-Net and the costs related thereto (which includes additional support staff and office space and increased investment in support equipment and systems), the inclusion of the operations of Timely North for the period from November 1, 1997 to December 31, 1997 and increased administrative costs resulting from the Company's status as a public company. The Company's operating expenses consist primarily of the direct costs attributable to operation of the Company's equipment including driver payroll and related costs, fuel, equipment rental, etc., and in the case of Truck-Net, the cost of purchased transportation. For the year ended December 31, 1997, Timely accounted for approximately $24.8 million or 55.6% of the Company's operating expenses ($13.4 million or 64.8% in 1996), Truck-Net accounted for approximately $8.2 million or 18.5% of the Company's operating expenses ($6.3 million or 30.2% in 1996), Timely North accounted for $10.1 million or 22.5% of the Company's operating expenses (none in 1996) and PTG accounted for approximately $1.3 million or 3.0% of the Company's operating expenses ($932,000 or 4.5% in 1996).

        Other expense decreased approximately $220,000 to approximately $1,000 in 1997 from approximately $221,000 in 1996 primarily due to increased interest costs in 1997 over 1996, offset by increases in interest and other income. The increase in interest expense was due to increased financing activity related to the purchase of equipment in lieu of leasing and increased borrowings under the Company's lines of credit. Interest income increased due to the investment of the proceeds of the Initial Public Offering.

        Prior to January 1, 1997, the Company and all of its then subsidiaries except Truck-Net had elected to be treated as S corporations for federal and state income tax purposes. Accordingly, all income or losses of these companies were recognized by the shareholders of the companies on their individual tax returns. The statements of operations for the year ended December 31, 1996, reflect income tax provisions or benefits on a pro forma basis as if the Company and all of its subsidiaries were liable for federal and state income taxes as taxable corporate entities for that year.

        After including the loss from operations attributable to the Timely North operation for the period from November 1, 1997 to December 31, 1997, the Company experienced a consolidated loss for income tax purposes in 1997. Due to the cessation of S Corporation status effective January 1, 1997, no portion of the consolidated loss incurred in 1997 is recoverable from prior years and will be carried forward. Accordingly no tax benefit arising from operations was recorded in 1997. The $246,000 tax expense recorded in the first quarter of 1997 was attributable to timing differences existing at the time of the change in tax status of the Company.

        Pro forma net income decreased approximately $2.0 million to a loss of approximately $1.8 million in 1997 from pro forma net income of $184,000 in 1996 primarily as a result of the operations of Timely North for the period of its inclusion in the 1997 financial statements. The loss attributable to the operations of Timely North for the year ended December 31, 1997 was approximately $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of approximately $2.0 million at December 31, 1997. The Company's primary long-term and working capital requirements have been to fund capital expenditures for tractors, trailers, and computer and satellite communications equipment. Prior to the Initial Public Offering, borrowings from banks and lease financing primarily had financed the Company's expansion. Most of the Company's requirements for tractors have been met through leases from large national leasing companies or through the leasing programs of the manufacturer. It is the Company's intention to continue to acquire new tractors through operating leases, while purchasing new trailers

        Net cash used in operating activities totaled approximately $6.9 million in 1997 compared to approximately $221,000 provided by operating activities in 1996. This decrease in cash flow from operations resulted primarily from the inclusion of the results of operations of Timely North for the period from November 1, 1997 to December 31, 1997, and was partially offset by increased depreciation, and an increase in accounts payable. Net cash used by operating activities further increased due to the increase in accounts receivable arising from the increase in Company revenues from both its previously existing businesses and the inclusion of Timely North revenues.

        Cash used in investing activities increased from approximately $236,000 in 1996 to approximately $5.4 million in 1997 as Timely acquired more revenue equipment, primarily trailers and Qualcomm units. In addition to the equipment acquisitions, the Company, in September 1997, loaned $1.5 million to CTI. This loan is secured by a first security interest in certain land and buildings used in the operations of the business assumed by Timely North and further secured by security interests in other properties used in the business and a general security interest in all other assets of CTI. Net cash provided by financing activities totaled approximately $13.4 million in 1997. Of this amount approximately $5.7 million represented the net proceeds of the Initial Public Offering, approximately $2.4 million represented net proceeds (after repayments) of long term debt financing of equipment, and approximately $5.9 million from increased borrowings under the Company's line of credit facility. Net cash provided from financing activities amounted to approximately $247,000 in 1996.

        With the start of operations of Timely North on November 1, 1997 it was necessary for the Company to increase its line of credit facility with SouthTrust Bank, N.A. ("SouthTrust"). On November 19, 1997 the Company entered into an amended loan agreement with SouthTrust. This agreement replaced the agreement between the SouthTrust and Dennis A. Bakal, the Company's majority shareholder, which was entered into on March 28, 1997. Under the November 19, 1997 agreement, the Company replaced Mr. Bakal as the borrower under the existing line of credit and, in addition, included a separate $5.0 million working capital line of credit for Timely North and secured by a pledge of all of Timely North's assets and a $3.7 million equipment purchase line of credit for the Company. These new lines were in addition to the $2.0 million working capital line of credit for the

Company. The lines of credit are cross-collateralized and are guaranteed, where appropriate, by the Company, each of its subsidiaries and by Mr. Bakal. Under the terms of the previously existing loan agreement with SouthTrust, a portion of the funds advanced under the agreement was advanced to a company owned by Mr. Bakal. The amount advanced to the company owned by Mr. Bakal is shown on the accompanying balance sheet as a liability under the line of credit due to SouthTrust and is also included in the amount shown as "Due from shareholder." At December 31, 1997, $532,000 had been drawn against the equipment line of credit.

        On March 2, 1998 the Company renegotiated the working capital line of credit facilities with SouthTrust by combining such lines and increasing the amount available under the combined working capital line to $9.0 million and extended the maturity date under the line to June 30, 1998. In addition two of the draws under the equipment line of credit were converted to term loans in the original principal amounts of $1.1 million and $352,000 which mature in 60 and 36 months respectively. It is anticipated that prior to June 30, 1998 that the maturity of these lines of credit will be extended beyond December 31, 1998. Pursuant to the Company's loan agreement with SouthTrust, the Company must satisfy certain financial and other covenants specified therein. As of December 31, 1997, the Company was in default under several nonmonetary covenants. The Company has received from SouthTrust waivers from compliance with these covenants for the year ended December 31, 1997.

        The Company believes that its existing lines of credit and cash flow from operations after the closing of the LTL operations will be sufficient to satisfy its contemplated cash requirements for the current year. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash flow generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment.

INFLATION

        Inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its rates to offset its increased expenses. No assurances can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

YEAR 2000 ISSUES

        As part of the upgrade of its management information system in 1997 the Company acquired software which is Year 2000 compliant, and, therefore, all of the Company's material systems and software are Year 2000 compliant. The Company does not believe that it will incur any additional material costs with respect to Year 2000 compliance matters.

ITEM 7.        FINANCIAL STATEMENTS

        The consolidated financial statements of the Company as of December 31, 1997 and for the two years in the period ending December 31, 1997, together with the report of Arthur Andersen LLP, dated March 26, 1998, appear on pages F-1 to F-19 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the two fiscal years ended December 31, 1997.

                                    PART III

        Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the financial year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

        The executive officers and directors of the Company and their ages as of March 31, 1998 are as follows:

     NAME                               AGE           POSITION
     ----                               ---           --------
     Dennis A. Bakal (1)..........      53            Chairman of the Board, Chief Executive Officer and President
     Linda K. Roberts.............      50            Vice President/Administration, Secretary and Director
     Peter C. Roth................      55            Chief Financial Officer and Director
     William M. Kelly.............      50            Vice President/Transportation
     Stanley E. Laiken............      56            Vice President/Sales
     Robert E. Altenbach (1)(2)...      51            Director
     Gregory G. Hardwick(1)(2)....      50            Director

----------

(1) Member of Compensation Committee. Mr. Bakal is a non-voting member of the Compensation Committee.
(2)     Member of Audit Committee.


        Mr. Bakal is President and Chief Executive Officer of the Company. His career in the airfreight industry began over 30 years ago and includes all operational, marketing and sales aspects associated with the business. Immediately prior to founding the Company in 1990, he was the President and Chief Executive Officer of LEP Profit, responsible for its North and South American marketing and operations.

        Mr. Bakal joined Profit Freight Systems ("Profit") in 1973 and progressed from District Manager to Regional Manager, Regional Vice President, Vice President of Operations and Senior Vice President. During this period, he was a leader in the development, implementation and selling of the company's successful pharmaceutical distribution program between Puerto Rico and the United States. In 1983, Mr. Bakal was promoted to Chief Operating Officer of Profit. In 1984, he was named President and in 1988 he was named Chief Executive Officer. He directed the company's successful merger with the British-based LEP Group, one of the world's largest international freight forwarding companies. Mr. Bakal served on the LIM (LEP International Management) Board of Directors and was responsible for all LEP Group companies in North and South America.

        In 1978, Mr. Bakal received the Air Cargo News Achievement of the Year Award for his outstanding industry contribution. He has served as an Air Cargo World Magazine advisory board member and Vice President of the Air Freight Association since July 1987 and was appointed to their Board of Directors in July 1988. Mr. Bakal graduated from the New York Institute of Technology with a degree in Business Science in 1966.

        Ms. Roberts co-founded the Company with Mr. Bakal and is currently Vice President/Administration and Secretary of the Company. Her career in the airfreight industry began over 16 years ago and includes all administrative, operations and marketing aspects associated with the business. Immediately prior to joining the Company, she was Assistant to the Chief Executive Officer of Profit. She joined Profit in June 1980 and progressed from various administrative and staff jobs to become Assistant to the Chief Executive Officer. During this period, Ms. Roberts was involved in the implementation of various sales, as well as internal, programs for the company.

        Mr. Roth became Chief Financial Officer of the Company in October 1996. A 1963 graduate of St. John's University with a degree in accounting, he has more than 30 years experience in accounting and finance. He spent nine years in public accounting with S.D. Leidesdorf & Co., now part of the international accounting firm of Ernst & Young LLP, achieving the level of Senior Manager. After leaving Ernst & Young, Mr. Roth served as Secretary and Controller of the John B. Stetson Co., Assistant Corporate Controller of Downe Communications, Inc., Vice President and Treasurer of Profit, and Vice President - Finance and Treasurer of The Aviation Group, Inc. All of the foregoing companies were public companies during the time of Mr. Roth's employment. In addition to overall responsibilities related to finance, accounting and, in some instances, administration, Mr. Roth was responsible for all reporting functions for each company and assisted two of the companies with public offerings. Immediately prior to joining the Company, from May 1987 to March 1992 Mr. Roth operated a family-owned business and from May 1992 to October 1996 served as a financial and accounting consultant to public and private companies in a variety of industries.

        Mr. Kelly is Vice President/Transportation of the Company and is in charge of the day-to-day operations of the Company and is also responsible for federal and state regulatory compliance, safety and maintenance programs, equipment acquisition and logistics planning. Immediately prior to joining the Company in November 1991, he was Vice President of Wayne Systems, in charge of operations. Prior to joining Wayne Systems, he was General Manager for Pinto Trucking, where he was responsible for regulatory compliance and the complete operations of a fleet in excess of 200 tractors.

        Mr. Laiken, a 1963 graduate of Pratt Institute with a Bachelor of Engineering degree, is Vice President/ Sales of the Company. Immediately prior to joining the Company in February 1993, Mr. Laiken was Vice President/National Accounts with Profit and had also served Profit as Operations Manager, Regional Vice President and Vice President/Agent Development. Prior to joining Profit in 1974, Mr. Laiken was employed by Johns-Manville Corporation in various capacities including Traffic Manager and Physical Distribution Manager.

        Mr. Altenbach is General Counsel, Secretary and a member of the Senior Management Team of Vista 2000, Inc., a publicly-traded consumer products company. Mr. Altenbach also remains in the private practice of law. He is a former partner of the Johnson & Montgomery law firm, which recently merged with Chamberlain, Hrdlicka, White, Williams & Martin. Mr. Altenbach's practice is primarily in the areas of corporate, finance and securities, having represented a number of public and private service and investment firms in financings, work-outs and restructurings and underwriters that concentrate on private placements and initial public offerings. Mr. Altenbach has practiced law in Atlanta since 1972 after receiving undergraduate and law degrees from the University of Tennessee. Mr. Altenbach was a founding partner of the law firm of Somers & Altenbach, organized in 1974 and which dissolved in 1990.

        Mr. Hardwick has been a Certified Public Accountant in public practice since 1974. Mr. Hardwick has been a director of the Company since 1997. Mr. Hardwick received a Bachelor of Science degree in Accounting from Miami (Ohio) University in 1970.

        Mr. Bakal and Mr. Laiken are brothers-in-law.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the SEC and Nasdaq. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that, during the year ended December 31, 1997, its executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that Mr. Hardwick failed to file a Form 4 for one purchase transaction which has been reported on his Form 5.

ITEM 10.       EXECUTIVE COMPENSATION

        The information required by Item 10 is incorporated by reference from the Proxy Statement.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 11 is incorporated by reference from the Proxy Statement.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 12 is incorporated by reference from the Proxy Statement.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
3.1    Amended and Restated Articles of Incorporation of the Company
       (incorporated by references to Exhibit 3.1 of the Company's Registration
       Statement on Form SB-2, No. 333-24619 (the "Registration Statement"))

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement)

4.1    Specimen Common Stock Certificate (incorporated by reference to Exhibit
       4.1 of the Registration Statement

4.2    Specimen Redeemable Warrant Certificate (incorporated by reference to
       Exhibit 4.2 of the Registration Statement)

10.1   Professional Transportation Group Ltd., Inc. 1996 Stock Option Plan
       (incorporated by reference to Exhibit 10.1 of the Registration
       Statement)*

10.2 Employment Agreement by and between the Company and Dennis A. Bakal, dated April 1, 1997 (incorporated by reference to Exhibit 10.2 of the Registration Statement)*

10.3 Employment Agreement by and between the Company and Linda K. Roberts, dated April 1, 1997 (incorporated by reference to Exhibit 10.3 of the Registration Statement)*

10.4 Employment Agreement by and between the Company and William M. Kelly, dated April 1, 1997 (incorporated by reference to Exhibit 10.4 of the Registration Statement)*

10.5 Employment Agreement by and between the Company and Stanley E. Laiken, dated April 1, 1997 (incorporated by reference to Exhibit 10.5 of the Registration Statement)*

10.6 Form of Director's Indemnification Agreement entered into by and between the Company and each of its directors (incorporated by reference to Exhibit 10.6 of the Registration Statement)*

10.7   Transportation Agreement, dated November 19, 1995, between Timely
       Transportation, Inc. and Federal Express Corporation (incorporated by reference to Exhibit 10.7 of the Registration Statement)+

10.8   OmniTRACS Contract, dated May 8, 1995, by and between Timely
       Transportation, Inc. and QUALCOMM Inc. (incorporated by reference to
       Exhibit 10.8 of the Registration Statement)

10.9 Amendment No. 1 to OmniTRACS Contract, dated June 23, 1995, by and between Timely Transportation, Inc. and QUALCOMM Inc. (incorporated by reference to Exhibit 10.9 of the Registration Statement)

10.10  OmniTRACS Finance Lease, dated June 23, 1995, by and between Timely
       Transportation, Inc. and QUALCOMM Inc. (incorporated by reference to
       Exhibit 10.10 of the Registration Statement)

10.11 Sublease, dated January 1, 1997, by and between the Company and Professional Sales Group, Ltd. (incorporated by reference to Exhibit
       10.11 of the Registration Statement)

10.12 Amended and Restated Commercial Loan Agreement, dated March 2,1998, by and between the Company, Timely Transportation, Inc., Truck-Net, Inc.,
       PTG, Inc., Timely North, Inc. and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, date of report March 2, 1998 (the "March 8-K"))

10.13  Amended, Restated and Consolidated Commercial Revolving Note, dated
       March 2, 1998, by and between the Company, Timely North, Inc., and
       SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.2 of the
       March 8-K)

10.14  Commercial Revolving Note, dated November 19, 1997, by and between the
       Company and SouthTrust Bank, N.A., in the original principal amount of $3.7 million (incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, date of report November 19, 1997 (the
       "November 8-K"))

10.15  Amended and Restated General Security Agreement, dated November 19,
       1997, by and among the Company, Truck-Net, Inc., Timely Transportation,
       Inc., PTG, Inc., Timely North, Inc. and SouthTrust Bank, N.A.
       (incorporated by reference to Exhibit 10.5 of the November 8-K)

10.16 Reaffirmation of Guaranty, dated March 2, 1998, by and among the Company, Truck-Net,, Inc., Timely Transportation, Inc., PTG, Inc.,
       Dennis A. Bakal and SouthTrust Bank, N.A. (incorporated by reference to
       Exhibit 10.3 of the March 8-K)

10.17  Reaffirmation of Guaranty, dated March 2, 1998, by and among Truck-Net,
       Inc., Timely Transportation, Inc., PTG, Inc., Timely North, Inc., Dennis
       A. Bakal and SouthTrust Bank, N.A. (incorporated by reference to Exhibit
       10.4 of the March 8-K)

10.18  Transportation Service Agreement, dated February 6, 1997, between the
       Company and Panalpina, Inc. (incorporated by reference to Exhibit 10.16 of the Registration Statement)

10.19  Service Agreement, dated February 1, 1997, between the Company and
       T.T.C. Illinois, Inc. (incorporated by reference to Exhibit 10.17 of the
       Registration Statement)

10.20  Consulting and Non-Competition Agreement, dated March 27, 1998, between
       Timely North, Inc. and CSI/Crown, Inc.++

13.1   Portions of the Company's 1997 Annual Report to Shareholders.

21.1   Subsidiaries of the Company.

23.1   Consent of Arthur Andersen LLP.

24.1   Power of Attorney (contained on the signature page of this filing).

27.1     Financial Data Schedule (for Commission purposes only).

--------------------
+        Confidential treatment previously granted for portions of such exhibit.
++ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.
* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b)      Reports on Form 8-K

         The Company filed the following current reports on Form 8-K during the fourth quarter of the year ended December 31, 1997:

                 1. Current Report on Form 8-K dated October 31, 1997, filed with the Securities and Exchange Commission on November 12, 1997; Item 5. Other Events.

                 2. Current Report on Form 8-K dated November 19, 1997, filed with the Securities and Exchange Commission on November 26, 1997; Item 5. Other Events

                                   SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   Professional Transportation Group, Ltd., Inc.

         April 8, 1998             By:  /s/ Dennis A. Bakal
---------------------------------  ------------------------
Date                                     Dennis A. Bakal
                                         Chairman and Chief Executive Officer

                                POWER OF ATTORNEY

        KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Dennis A. Bakal and Linda K. Roberts, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                TITLE                                  DATE
----------                                -----                                  ----
    /s/ Dennis A. Bakal                  Chairman of the Board and Chief         April 8, 1998
--------------------------------         Executive Officer
    Dennis A. Bakal                      (principal executive officer)

    /s/ Peter C. Roth                    Chief Financial Officer and             April 8, 1998
--------------------------------         Director (principal financial
    Peter C. Roth                        and accounting officer)


    /s/ Linda K. Roberts                 Vice President/Administration,          April 8, 1998
--------------------------------         Secretary and Director
    Linda K. Roberts

    /s/ Robert E. Altenbach              Director                                April 8, 1998
--------------------------------
    Robert E. Altenbach

    /s/ Gregory G. Hardwick              Director                                April 8, 1998
--------------------------------
    Gregory G. Hardwick


                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
                                  TOGETHER WITH
                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Professional Transportation Group, Ltd., Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of PROFESSIONAL TRANSPORTATION GROUP LTD., INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1997 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Transportation Group Ltd., Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
Atlanta, Georgia
March 26, 1998

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                               $  1,422,732
  Trade accounts receivable, net of allowance for doubtful accounts of $267,578        10,690,400
  Due from affiliate (Note 5)                                                             458,615
  Due from shareholder (Note 5)                                                           577,197
  Note receivable (Note 6)                                                              1,532,877
  Other                                                                                 1,389,213
                                                                                     ------------
         Total current assets                                                          16,071,034
                                                                                     ------------
PROPERTY AND EQUIPMENT, NET                                                             4,984,987
                                                                                     ------------
OTHER ASSETS                                                                              393,786
                                                                                     ------------
                                                                                     $ 21,449,807
                                                                                     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                   $  3,543,051
  Accrued liabilities                                                                   2,806,155
  Lines of credit                                                                       6,828,722
  Current maturities of long-term debt and capital lease obligations                      941,488
                                                                                     ------------
         Total current liabilities                                                     14,119,416
                                                                                     ============
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
  MATURITIES                                                                            3,057,235
                                                                                     ------------
DEFERRED INCOME TAXES                                                                     237,209
                                                                                     ------------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, AND 11)

SHAREHOLDERS' EQUITY:
  Preferred stock, 100,000 shares authorized; no shares issued and outstanding                  0
  Common stock, no par value; 20,000,000 shares authorized, 3,867,000 shares issued
    and outstanding                                                                             0

  Warrants                                                                                177,117
  Additional paid-in capital                                                            5,567,243
  Accumulated deficit                                                                 (1,708,413)
                                                                                     ------------
         Total shareholders' equity                                                     4,035,947
                                                                                     ------------
                                                                                      $21,449,807
                                                                                     ============

 The accompanying notes are an integral part of this consolidated balance sheet.

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                         1997            1996
                                                                      -----------    ------------
OPERATING REVENUES                                                    $43,064,743    $21,172,201
                                                                      -----------    -----------
OPERATING EXPENSES:
  Salaries, wages, and benefits                                        17,126,177      6,997,620
  Purchased transportation                                              8,337,627      5,517,481
  Operating supplies and expenses                                       9,480,467      3,787,670
  Fuel and fuel taxes                                                   5,733,829      2,567,319
  Communications and utilities                                            668,990        243,582
  Depreciation                                                            383,654        242,041
  Operating taxes and licenses                                            148,793         73,840
  Bad debt expense                                                        242,829         16,485
  Other operating expenses                                              2,464,980      1,183,797
                                                                      -----------    -----------
            Total operating expenses                                   44,587,346     20,629,835
                                                                      -----------    -----------
(LOSS) INCOME FROM OPERATIONS                                          (1,522,603)       542,366

OTHER (EXPENSE) INCOME:
   Interest expense                                                      (341,982)      (272,347)
   Other income, net                                                      340,285         51,059
                                                                      -----------    -----------
(LOSS) INCOME BEFORE INCOME TAXES                                      (1,524,300)       321,078
                                                                      -----------    -----------
BENEFIT (PROVISION) FOR INCOME TAXES (NOTES 2 AND 9)                            0        (95,000)

PRO FORMA PROVISION FOR INCOME TAXES (NOTES 2 AND 9)                            0        (42,000)

INCOME TAX PROVISION DUE TO CHANGE IN TAX STATUS (NOTE 9)                (246,000)             0
                                                                      -----------    -----------
            Total provision for income taxes                             (246,000)      (137,000)
                                                                      -----------    -----------
PRO FORMA NET (LOSS) INCOME                                           $(1,770,300)   $   184,078
                                                                      -----------    -----------

PRO FORMA NET (LOSS) INCOME PER COMMON SHARE (NOTE 2):
   Basic                                                              $     (0.54)   $      0.06
                                                                      -----------    -----------

   Diluted                                                            $     (0.54)   $      0.06
                                                                      ------------   -----------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING (NOTE 2)                                           3,273,932      3,281,862
                                                                      -----------    -----------

        The accompanying notes are an integral part of these consolidated statements.

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996






                                                           COMMON STOCK              WARRANTS              ADDITIONAL
                                                        --------------------   ----------------------       PAID-IN    ACCUMULATED
                                                         SHARES      AMOUNT      SHARES        AMOUNT       CAPITAL       DEFICIT
                                                        ---------  ---------   ----------   ---------     -----------  -----------
BALANCE, DECEMBER 31, 1995                              2,500,000          $0           0    $      0     $    5,166   $  (310,464)

  Pro forma net income                                          0           0           0           0              0       184,078
  Pro forma tax adjustment (Notes 2 and 9)                      0           0           0           0              0        42,000
  Pretax income of Rapid (Note 5)                               0           0           0           0              0       (37,309)
  Issuance of common stock                                100,000           0           0           0         10,000             0
  Distributions                                                 0           0           0           0              0       (56,418)
  Contribution to capital by related party (Note 5)             0           0           0           0         42,000             0
  Pro forma compensation expense (Note 5)                       0           0           0           0              0       120,000
                                                       ----------  ----------   ---------    --------     ----------    ----------
BALANCE, DECEMBER 31, 1996                              2,600,000           0           0           0         57,166       (58,113)

  Pro forma net loss                                            0           0           0           0              0    (1,770,300)
  Initial public offering, net of issuance costs        1,250,000           0           0           0      5,507,077             0
  Warrants outstanding                                          0           0   1,437,500     177,117              0             0
  Issuance of stock                                        20,000           0           0           0          3,000             0
  Retirement of stock                                      (3,000)          0           0           0              0             0
  Pro forma compensation expense (Note 5)                       0           0           0           0              0       120,000
                                                       ==========  ==========   =========    ========     ==========   ===========
BALANCE, DECEMBER 31, 1997                              3,867,000          $0   1,437,500    $177,117     $5,567,243   $(1,708,413)


                                                         TOTAL
                                                      -----------
BALANCE, DECEMBER 31, 1995                             $ (305,298)

  Pro forma net income                                    184,078
  Pro forma tax adjustment (Notes 2 and 9)                 42,000
  Pretax income of Rapid (Note 5)                         (37,309)
  Issuance of common stock                                 10,000
  Distributions                                           (56,418)
  Contribution to capital by related party (Note 5)        42,000
  Pro forma compensation expense (Note 5)                 120,000
                                                      -----------
BALANCE, DECEMBER 31, 1996                                   (947)

  Pro forma net loss                                   (1,770,300)
  Initial public offering, net of issuance costs        5,507,077
  Warrants outstanding                                    177,117
  Issuance of stock                                         3,000
  Retirement of stock                                           0
  Pro forma compensation expense (Note 5)                 120,000
                                                      -----------
BALANCE, DECEMBER 31, 1997                             $4,035,947
                                                      ===========

 The accompanying notes are an integral part of these consolidated statements.

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                         1997            1996
                                                                      -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Pro forma net (loss) income                                         $(1,770,300)   $  184,078
                                                                      -----------    ----------
  Adjustments to reconcile pro forma net (loss) income to net cash (used in) provided by operating activities:
       Pro forma income tax adjustment                                         0         42,000
       Pro forma compensation expense                                     120,000       120,000
       Loss on investments                                                      0        42,000
       Deferred income taxes                                              124,939        25,000
       Pretax income of Rapid (Note 5)                                          0       (37,309)
       Depreciation                                                       383,654       242,041
       Changes in operating assets and liabilities:
         Trade accounts receivable, net                                (7,870,376)     (746,849)
         Due from affiliate                                              (229,722)     (155,586)
         Other current assets                                          (1,212,848)     (136,899)
         Accounts payable and accrued liabilities                       3,594,663       642,575
                                                                      -----------   -----------
               Total adjustments                                       (5,089,690)       36,973
                                                                      -----------   -----------
               Net cash (used in) provided by operating
                 activities                                            (6,859,990)      221,051
                                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (3,689,631)      (187,402)
  Note receivable                                                      (1,500,000)             0
  Increase in other assets                                               (201,654)       (48,608)
                                                                      -----------    -----------
              Net cash used in investing activities                    (5,391,285)      (236,010)
                                                                      ===========    ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from line of credit                                      5,950,343        520,368
  Repayments of long-term debt and capital lease obligations             (500,701)      (414,188)
  Proceeds from long-term debt                                          2,914,383        128,760
  Due to (from) shareholder                                              (625,666)        37,070
  Proceeds from initial public offering                                 5,687,194              0
  Cash distributions to shareholders                                            0        (25,362)
                                                                      -----------    -----------
              Net cash provided by financing activities                13,425,553        246,648
                                                                      -----------    -----------
NET (DECREASE) INCREASE IN CASH                                         1,174,278        231,689


CASH, BEGINNING OF YEAR                                                   248,454         16,765
                                                                      -----------    -----------
CASH, END OF YEAR                                                     $ 1,422,732    $   248,454
                                                                      -----------    -----------

  The accompanying notes are an integral part of these consolidated statements.

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996



1.   ORGANIZATION AND OPERATIONS

     Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") (previously Professional Transportation Group, Ltd.) serves as a holding company for its four operating subsidiaries: Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net"), Timely North, Inc. ("Timely North"), and PTG, Inc. (collectively, the "Subsidiaries") (PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company"). The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and expedited delivery industries throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight and expedited delivery markets. Truck-Net provides brokerage services to companies, mainly in the air freight industry, that are in need of third-party transportation. Timely North provides time-definite truckload transportation services for companies in the floorcovering industry. PTG, Inc. operates a courier service in the Atlanta, Georgia, metropolitan region (d.b.a. Rapid Transit) and provides third-party logistics services in recovering copiers, fax machines, and telephone equipment that are in need of repair or under expired leases.

     Prior to January 1997, the Subsidiaries (except for Timely North which was organized in October 1997) were owned and operated by the majority shareholder of the Company as separate operating companies. On January 1, 1997, the respective shares of stock in the Subsidiaries were contributed to PTG, Ltd. by their sole shareholder, whereupon each become a wholly owned subsidiary of PTG, Ltd.; and PTG, Ltd., which had previously been an operating company, transferred its operations to PTG, Inc.

     As the companies were all under common control, the above transactions were treated as a reorganization (the "Reorganization") and were accounted for in a manner similar to a pooling of interests. All references to number of shares and per share information in the financial statements have been adjusted to retroactively reflect the Reorganization as if it had occurred on December 31, 1995.

     In connection with the Reorganization, the Company effected a 5,000-for-1 stock split. All references in the accompanying financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding from the 5,000-for-1 stock split.

     In June 1997, the Company completed an initial public offering (the "Offering") of its common stock and redeemable stock purchase warrants (Note 3).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of PTG, Ltd. and the Subsidiaries. All significant intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECOGNITION OF REVENUE

     For financial reporting purposes, the Company recognizes revenue when a shipment is loaded and dispatched. Significant related costs associated with earning this revenue are accrued at that time. In 1991, the Emerging Issues Task Force ("EITF") released Issue 91-9, "Revenue and Expense Recognition for Freight Services in Process." The EITF reached a consensus that the preferable method of recognizing revenue and expenses was either
     (1) recognition of both revenue and direct cost when the shipment is completed or (2) allocation of revenue between reporting periods based on relative transit time in each reporting period and recognize expenses as incurred. The difference between the Company's method of revenue recognition and the preferable methods described above is not material to the accompanying consolidated financial statements.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1997, $250,000 of the Company's cash and cash equivalents was restricted for use as collateral for certain lines of credit (Note 6).

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed. Depreciation is provided over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet, and any gain or loss is reflected in earnings.

     The detail of property and equipment at December 31, 1997 is as follows:

                                                                     USEFUL
                                                                     LIVES
                                                                    -----------

           Transportation equipment                   $4,563,317    Seven years
           Furniture, fixtures, and equipment          1,255,143    Five years
           Other                                           5,055    Five years
                                                      ----------
                                                       5,823,515
           Less accumulated depreciation              -----------
                                                        (838,528)
                                                      ----------
                                                      $4,984,987
                                                      ==========

     LONG-LIVED ASSETS

     The Company reviews the carrying values assigned to long-lived assets based on expectations of undiscounted future cash flows and operating income generated by the long-lived assets in determining whether the carrying amount of such assets is recoverable.

     ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31, 1997:


           Salaries, wages, and benefits              $1,460,755
           Other                                       1,345,400
                                                      ----------
                                                      $2,806,155
                                                      ==========

     SALARIES, WAGES, AND BENEFITS

     The Company leases drivers and certain office personnel from an independent personnel leasing company. Under the lease agreement, the Company pays a fixed amount per leased employee (in addition to compensation costs) to the employee leasing company to cover driver payroll processing, unemployment insurance, and workers' compensation. Salaries, wages, and benefits on the accompanying statements of operations include fees paid to employee leasing companies for processing of driver payroll of approximately $1,836,000 and $812,000 for the years ended December 31, 1997 and 1996, respectively. In management's opinion, fees paid to the leasing company represent a substantial cost savings to the Company due to the leasing company's ability to negotiate better workers' compensation and employee benefits rates.

     EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective December 31, 1997. Earnings per share have been computed based on the weighted average shares and dilutive potential common shares outstanding during the year; however, for 1997 no dilution has been considered as all potentially dilutive securities had an anti-dilutive effect on earnings per share. 1996 earnings per share amounts have been restated to comply with SFAS No. 128.


     The computation of weighted average shares outstanding and net income per share are as follows:

                                                                                    1997              1996
WEIGHTED AVERAGE SHARES OUTSTANDING:

Common shares outstanding for basic EPS                                           3,273,932         2,583,333
Shares issued upon assumed exercise of outstanding stock options                          0           698,529
Weighted average number of common and common equivalent                         -----------        ----------
shares outstanding                                                                3,273,932         3,281,862
                                                                                ===========        ==========
Net (loss) income                                                               $(1,770,300)       $  184,078
                                                                                ===========        ==========

BASIC NET INCOME PER COMMON SHARE:
Pro forma net (loss) income                                                          $(0.54)            $0.06
                                                                                ===========        ==========

DILUTED NET INCOME PER COMMON SHARE:
Pro forma net (loss) income                                                          $(0.54)            $0.06
                                                                                ===========        ==========

     PRO FORMA ADJUSTMENTS

     Certain pro forma adjustments have been made in the accompanying consolidated statements of operations for the years ended December 31, 1997 and 1996 in order to present the results of operations on a comparable basis between years. Amounts shown as pro forma net income are net of pro forma adjustments as follows: (1) to reflect income tax expense as if all of the Subsidiaries had been taxable for all periods presented (1996 only--see Note 9); and (2) to reflect compensation expense for the fair value of services provided by the majority shareholder prior to July 1, 1997 (1996 and 1997--see Note 5).

     INCOME TAXES

     Prior to the Reorganization, PTG, Ltd. and two of the Subsidiaries elected to be treated as S corporations for federal and state income tax purposes. Accordingly, all income or losses of these companies were recognized by the shareholders on their individual tax returns. In connection with the Offering (Note 3), these companies converted from S corporation to C corporation status and, accordingly, are subject to future federal and state income taxes. The Company follows the practice of providing for income taxes based on SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized (Note 8).

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The carrying amount of long-term debt approximates fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.


     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH ACTIVITIES

                                                         1997          1996
                                                      -----------   -----------
           Cash paid for interest                     $341,982      $272,347
           Cash paid for income taxes                   94,766             0
           Assets contributed by affiliates                  0       314,353
           Liabilities assumed from affiliates               0       314,353
           Noncash distributions to shareholders             0        31,056
           Common stock issued for services                  0        10,000

     RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     3. THE OFFERING

        Effective June 19, 1997, the Company completed an offering of 1,250,000 shares of its common stock that raised approximately $6,657,000 in aggregate proceeds for the Company. A portion of the approximate $5,507,000 net proceeds were used to purchase equipment for the Company's operations.

        In connection with the Offering, the Company sold 1,437,500 redeemable common stock purchase warrants for net proceeds of $177,117. Each warrant is transferable immediately upon issuance and entitles the holder to purchase one share of the Company's common stock at a price of $6.90 per share during the four-year period beginning on the first anniversary of the effective date of the Offering. After the exercise period commences, the warrants are redeemable by the Company at a redemption price of $0.125 per warrant upon the occurrence of certain events.

     4. LIQUIDITY

        Although the Company had pro forma net income of $184,078 for the year ended December 31, 1996, the Company experienced a net loss of $1,770,300 for the year ended December 31, 1997, and there can be no assurance that the Company will not incur net losses in the future. The Company had an accumulated deficit of $1,708,413 at December 31, 1997. The Company's operating expenses have increased as its business has grown and can be expected to increase significantly as a result of the Company's expansion efforts. There can be no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

        Management believes that the proceeds of the Offering, together with cash flows from operations and borrowings under its available lines of credit, are sufficient to satisfy its contemplated cash requirements through 1998. The Company's financial requirements will depend on, among other things, the growth rate of the Company's business, the amount of cash flow generated by operations, and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new transportation equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations, there can be no assurance that such additional financing will be available to the Company at commercially reasonable terms, or at all.

     5. RELATED-PARTY TRANSACTIONS

        The Company's majority shareholder also owns a controlling interest in several other related affiliate companies. Significant related-party transactions are detailed hereafter.

        In December 1996, PTG, Inc. was involved in a nonmonetary exchange with certain affiliated companies (the "Sellers"), whereby PTG, Inc. assumed certain liabilities of the Sellers (including amounts due to the Subsidiaries of $181,562) in exchange for certain assets, valued at $266,386, and the operations of Rapid Transit Delivery Services ("Rapid"), a division of the Sellers. Such assets and liabilities were included in the Company's balance sheet as of December 31, 1996. In addition, the operations of Rapid for the year ended December 31, 1996 are included in the accompanying statement of operations as if the transaction occurred on January 1, 1996.

        PTG, Inc. is obligated to pay to a related party 5% of the gross sales of Rapid for a period of five years. At December 31, 1997, the Company is obligated for approximately $22,000 under this agreement.

        In January 1997, the Company signed a noncancelable sublease agreement with Professional Sales Group, Ltd. ("PSG"), which expires in April 2005. Under the agreement, the Company will pay a monthly base rental of $10,000 plus taxes and maintenance, subject to annual rental increases. Prior to 1997, this arrangement was not formalized. Rental expense paid by the Company under this arrangement during 1997 was approximately $120,000. Under the previous arrangement, rental expense paid by the Company during 1996 was approximately $95,000.

        During 1996, PSG provided certain management services to Truck-Net for $120,000. The purpose of such payments was to furnish compensation to the majority shareholder of the Company. Therefore, such amounts are included in salaries, wages, and benefits on the accompanying statements of operations. Effective June 30, 1996, the payment of management fees to PSG was discontinued. In the accompanying 1996 consolidated statement of operations, the Company has recorded $120,000 in compensation expense on a pro forma basis to reflect the fair value of services provided by the majority shareholder for the period July 1, 1996 through December 31, 1996 (i.e., the period after payment of management fees to PSG was discontinued). A similar adjustment of $120,000 has been made in the 1997 consolidated statement of operations for the period January 1, 1997 through June 30, 1997 to reflect the fair value of services provided during that period. The shareholder began receiving compensation on July 1, 1997.

        During 1996, salaries and benefits of the Company's nondriver personnel were paid by PSG and allocated to the Company at actual cost based on time incurred for the Company's operations. Compensation expense recognized under this agreement totaled approximately $1,222,000 for the year ended December 31, 1996. On February 1, 1997, the Company's nondriver personnel were transferred to a nonrelated employee leasing company, and all salaries and benefits have been paid through the leasing company since that date. Compensation expense is included in salaries, wages, and benefits on the accompanying statements of operations.

        In December 1996, Truck-Net transferred 14,570 shares of common stock of Amertranz Worldwide Holding Corp. ("Amertranz") to PSG. The shares had been received by Truck-Net in July 1996 in exchange for $100,000 due Truck-Net from Amertranz. In exchange for the shares, PSG issued a noninterest-bearing note to Truck-Net in the amount of $100,000. The note becomes due within 60 days after certain transfer restrictions on the shares are eliminated. At the date the shares were transferred (December 17, 1996), they had a market value of approximately $58,000. Consequently, the Company recorded a $42,000 investment loss to write down this investment to its fair value prior to the transfer. A $42,000 capital contribution has been recorded in the accompanying consolidated statements of changes in shareholders' equity to reflect the excess of consideration paid by PSG over the market value of the stock on the date of transfer.

        The majority shareholder has advanced and borrowed amounts to/from the Company, both personally and through affiliated companies, on an informal basis. The Company had a net receivable from the majority shareholder of the Company of $577,197 at December 31, 1997 resulting from such transactions.

        At December 31, 1997, the Company had a total receivable of $458,615 from affiliates included in due from affiliates on the accompanying balance sheet. This receivable has been guaranteed by the Company's majority shareholder.

     6. NOTE RECEIVABLE AND MARKETING AGREEMENT

        In September 1997, the Company advanced $1,500,000 to CTI Properties, Inc., Carpet Transport, Inc., and Blue Mack Transport, Inc. (collectively, "CTI"). The note is secured by four parcels of real estate and is guaranteed by Continental American Transportation, Inc. and the former owner of CTI. The note is due on demand, and interest is due monthly at 16%.

        In October 1997, Timely North entered into a marketing agreement with CTI and Continental American Transportation, Inc. whereby Timely North agreed to employ all of CTI's employees and to lease and/or sublease all the rolling stock and terminal facilities from CTI. The marketing agreement expires at the earliest of 60 days written notice, the consummation of an asset purchase agreement with CTI, or nine months from the date consummation of the agreement.

        The marketing agreement states that Timely North shall have no obligation for any debts, liabilities, duties, or obligations of CTI or Continental American Transportation, Inc. CTI shall remain liable for all claims and liabilities arising from CTI's breach, at any time, of any covenant, condition, or obligation required of CTI under any contract or agreement to provide services.

        During the term of the marketing agreement, Timely North shall pay CTI a specified percentage of monthly gross revenues actually received by Timely North from CTI's customers. To the extent that Timely North in its sole judgment decides to pay any obligations of CTI, such amounts shall be treated as a debt of CTI to Timely North. At December 31, 1997, the Company has recorded a $779,778 receivable from CTI in addition to the $1.5 million loan, under the terms of the marketing agreement.

        The loss attributable to the operations of Timely North under the marketing agreement for the year ended December 31, 1997 was approximately $1.8 million.

     7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        LINES OF CREDIT

        During 1997, the Company obtained a line of credit agreement(the "New Agreement") with a bank and retired all amounts outstanding under previous line of credit agreements. The New Agreement provides for a $2.0 million working capital line and a $3.7 million capital expenditure line for PTG Ltd. at interest rates of LIBOR plus 2.5% (8.47% at December 31, 1997), and a $5.0 million working capital line for Timely North at an interest rate of LIBOR plus 2.75% (8.72% at December 31, 1997). Interest is payable monthly beginning May 1997, and matures January 1998. The majority shareholder is a guarantor of the New Agreement. As of December 31, 1997, the Company has borrowed $6,828,722 under the New Agreement, and has a total of $3,871,278 available with a $300,000 limit for letters of credit. The Company remains guarantor of the New Agreement and the bank has a security interest in substantially all assets of the Company.

        Pursuant to the terms of the New Agreement, the Company must satisfy certain financial covenants therein. As of December 31, 1997, the Company was in default under several of these covenants and has received waivers from the bank for the non-compliance.

        In March 1998, the maturity date of borrowings under the New Agreement was extended to June 30, 1998.

        LONG-TERM DEBT

        Long-term debt consists of the following at December 31, 1997:

        Notes payable for transportation equipment, bearing interest at 14.5%, with monthly principal and interest payments totaling $6,623, maturing
        October 1998 through May 1999                                                $   83,068

        Note payable to a bank, bearing interest at 10.85%, with monthly principal and interest payments of $4,150 through November 2000,
        secured by transportation equipment                                             186,766

        Note payable to a bank, bearing interest at 10.85%, with monthly principal and interest payments of $10,844 through May 1999, secured
        by transportation equipment                                                      96,055

        Note payable for transportation equipment, bearing interest at 10.43%, with monthly principal and interest payments of $8,176 through
        September 2000, secured by related transportation equipment                     232,207

        Note payable for transportation equipment, bearing interest at 11.25%, with monthly principal and interest payments of $6,662 through
        February 2001, secured by related transportation equipment                      207,465

        Note payable for transportation equipment, bearing interest at 8.50%, with monthly principal and interest payments of $1,962 through July
        2002, secured by related transportation equipment                                95,643

        Note payable for transportation equipment, bearing interest at 8.32%, with monthly principal and interest payments of $45,394 through
        November 2002, secured by related transportation equipment                    2,211,238

        Note payable to former shareholder, bearing interest at 8.45%, with
        weekly principal and interest payments of $500 through March 2003               110,814


        Note payable to former shareholder, bearing interest at 17.98%, with
        weekly principal and interest payments of $500 through December 2004            103,451
                                                                                     ----------
                                                                                      3,326,707
        Less current maturities                                                        (762,822)
                                                                                     ----------
                                                                                     $2,563,885
                                                                                     ==========

        Future maturities of long-term debt at December 31, 1997 are as follows:

                               1998                    $  762,822
                               1999                       659,792
                               2000                       764,412
                               2001                       551,660
                               2002                       544,753
                               Thereafter                  43,268
                                                      -----------
                                          Total        $3,326,707
                                                      ===========

        Substantially all of the Company's assets are pledged as security for its long-term borrowings. The notes payable to the former shareholder are secured by the shares of Truck-Net previously owned by such shareholder.

        The Company leases transportation and other equipment under capital leases. Future minimum lease payments for assets under capital leases at December 31, 1997 are as follows:

               1998                                                   $250,288
               1999                                                    248,371
               2000                                                    191,343
               2001                                                    109,564
               2002                                                     29,791
                                                                    ----------
               Total minimum lease payments                            829,357
               Less amount representing interest                      (157,341)
                                                                    ----------
               Present value of minimum lease payments                 672,016
               Less current maturities                                (178,666)
                                                                    ----------
                                                                      $493,350
                                                                    ==========

        At December 31, 1997, the Company had net assets under capital leases of approximately $671,000 included in property and equipment on the accompanying balance sheet.

     8. STOCK-BASED COMPENSATION PLAN

        In February 1996, the Company adopted the Professional Transportation Group Ltd., Inc. 1996 Stock Option Plan for certain employees (the "Plan"). The Company has reserved 1,500,000 shares of the Company's common stock for issuance under the Plan. A summary of options granted under the Plan during 1997 and 1996 is as follows:


                                                                                                            NUMBER OF
                                                                                                             OPTIONS
          NUMBER                                                             PER SHARE                      VESTED AT
        OF OPTIONS                                                            EXERCISE      EXPIRATION     DECEMBER 31,
         GRANTED          GRANT DATE                 VESTING                   PRICE           DATE           1997
        ==============  ===============  =================================  =============  =============  =============
          750,000       February 1996    100% in 2001, subject to                   $0.50           2001        200,000
                                         acceleration upon the achievement
                                         of certain financial goals

          250,000       February 1996    100% on August 18, 1997 (60 days           $0.15           2001        250,000
                                         after consummation of the Initial
                                         Public Offering)


           50,000       November 1996    50% on August 18, 1997 (60 days            $4.00           2001         25,000
                                         after  consummation of the Initial
                                         Public Offering); 50% on August
                                         18, 1998 (60 days after the
                                         one-year anniversary of the
                                         Initial Public Offering



          250,000       April 1997       20% in 2000 and 80% in 2001                $6.00           2007             0
           46,117       July 1997        100% on January 3, 1998                    $2.69           2002             0
           50,000       November 1997    100% on November 13, 1998                  $3.69           2002             0
       ----------
        1,396,117
       ==========

      The following is a summary of stock option information for the Plan:

                                                         1997        1996
                                                      ---------   ---------
           Options outstanding, beginning of year     1,050,000           0
           Options granted                              346,117   1,050,000
           Options exercised                            (20,000)          0
           Options forfeited                             (7,780)          0
                                                      ---------  ----------
           Options outstanding, end of year           1,368,337   1,050,000
                                                      =========  ==========

           Options available for grant                  103,883     450,000
                                                      ========== ==========


      SFAS NO. 123

      During 1995, the Financial Accounting Standards Board issued SFAS No. 123, which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for these plans using the method of accounting prescribed by APB No. 25. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

      The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted for the years ended December 31, 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

                                                       YEAR OF GRANT/OPTION PRICE
                                           ------------------------------------------------------
                                             1997     1997      1997     1996           1996
                                            $6.00    $3.69     $2.69    $4.00      $0.15 to $0.50
                                           =======  =======   =======  =======    ===============

           Risk-free interest rate          6.99%     5.77%    5.95%     6.48%          6.48%
           Expected dividend yield          0.00%     0.00%    0.00%     0.00%          0.00%
           Expected lives (in years)        8.00      3.00     2.00      5.00           5.00
           Expected volatility             42.00%    42.00%   42.00%    35.36%         39.15%



        The total value of options granted for the years ended December 31, 1997 and 1996 was computed as approximately $988,000 and $7,000, respectively, which would be amortized on a pro forma basis in a straight line method over the vesting period of the options.

        Had compensation cost been determined under SFAS No. 123 utilizing the assumptions detailed above, the effect on the Company's net income and net income per common share would have been as follows:

                                                          1997         1996
                                                       ---------    ---------

           Pro forma income (loss) as reported         $(1,770,330) $184,078
           Pro forma income (loss), including
              compensation                              (1,986,342)  182,678
           Pro forma EPS as reported                          (.54)      .06
           Pro forma EPS, including compensation              (.61)      .06

     9. INCOME TAXES

        Prior to the Reorganization, PTG, Ltd. and two of the Subsidiaries elected to be treated as S corporations for federal and state income tax purposes. Accordingly, all income and losses of these companies were recognized by the shareholders on their individual tax returns. Truck-Net is a C corporation for federal and state income tax purposes.

        For both periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the requirements of SFAS No. 109. For the period prior to the Reorganization for those companies with S corporation status, the provision has been presented on a pro forma basis as if the Company had been liable for federal and state income taxes during that period. The offsetting amount to such pro forma income tax provision is reflected in shareholders' equity (deficit).

        The significant components of income tax expense (benefit) are as follows:

                                                                   PRO
                                              TOTAL     ACTUAL    FORMA
                                            --------   -------   --------

           1997:
               Current provision            $121,061   $121,061  $      0
               Deferred provision            124,939    124,939         0
                                            --------   --------  --------
               Total provision              $246,000   $246,000  $      0
                                            ========   ========  ========
           1996:
               Current provision (benefit)  $ 20,000   $ 70,000  $(50,000)
               Deferred provision            117,000     25,000    92,000
                                            --------   --------  --------
                        Total provision     $137,000   $ 95,000  $ 42,000
                                            ========   ========  ========



        The components of deferred income taxes are as follows:

           Deferred tax assets:
             Accounts receivable                                 $  74,143
             Accrued liabilities                                   533,452
             Net operating loss carryforwards                      383,660
                                                                 ---------
                                                                   991,255
           Less valuation allowance                               (673,098)
                                                                 ---------
                     Net deferred tax assets                       318,157
                                                                 ---------

           Deferred tax liabilities:
             Depreciation                                         (383,660)
             Change in tax status                                 (171,706)
                                                                 ---------
                                                                  (555,366)
                                                                 ---------
           Net deferred tax liability                            $(237,209)
                                                                 =========

        A valuation allowance has been established to offset those deferred tax assets for which the benefit is not likely to be realized.

        A reconciliation of the (benefit) provision for income taxes at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying statements of operations is as follows:


                                                              1997          1996
                                                           ---------      --------

           Federal statutory income tax rate               $(492,000)     $109,200
           State income taxes, net of federal benefit        (56,800)       12,800
           Change in tax status                              246,000             0
           Change in valuation allowance                     500,807             0
           Other                                              47,993        15,000
                                                           ---------     ---------
                     Total provision                       $ 246,000      $137,000
                                                           =========     =========

        In connection with the Reorganization, PTG, Ltd. and the Subsidiaries, which had previously been treated as S corporations for tax purposes, were converted to C corporations. As a result of this change in tax status, the Company recorded an increase in its provision for income taxes of approximately $246,000 for the year ended December 31, 1997 to reflect the income taxes attributable to those entities which had previously been exempt from federal income taxation.

    10. MAJOR CUSTOMERS

        The Company's five largest customers accounted for approximately 65% and 66% of revenues for the years ended December 31, 1997 and 1996, respectively. Of these customers, two companies accounted for a total of approximately 54% of net revenues for the year ended December 31, 1997, of which one customer (Fed Ex) accounted for approximately 41%. The loss of one of these customers would have a material adverse effect on the Company, its profitability, and its financial condition. The Company's agreement with FedEx expires in November 1998, and there can be no assurance that the agreement will be renewed.

    11. COMMITMENTS AND CONTINGENCIES

        OPERATING LEASES--UNRELATED PARTIES

        The Company leases transportation and office equipment under operating leases with unrelated parties. The expense for operating leases was approximately $5,814,000 and $2,033,000 for the years ended December 31, 1997 and 1996, respectively.

        Future minimum rental commitments under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 1997:


           1998                                      $2,887,709
           1999                                       2,100,549
           2000                                       1,679,082
           2001                                         932,784
           2002                                          70,225
           Thereafter                                         0
                                                     ----------
                      Total                          $7,670,349
                                                     ==========

        LEGAL

        The Company is party to a claim by the trustee of a customer who is in bankruptcy. The claim alleges that the Company received preferential payments from the customer prior to the customer's filing the bankruptcy petition. The claimant is seeking approximately $435,000 related to the alleged preferential payments. Management believes that the Company has meritorious defenses against this claim and intends to vigorously defend this action; however, the outcome of this claim cannot be determined at this time.

        On or about December 31, 1997, an action was brought against the Company, Timely, Timely North and other unrelated parties by Lance Enterprises, Inc. in the Superior Court of Gordon County, Georgia, Lance Enterprises, Inc. v. Continental American Transportation, Inc. et al (Case No. 33670), seeking recovery against the defendants for breach of contract, conspiracy to avoid a lawful obligation, tortious interference with contractual obligations, attorney's fees and expenses of litigation, quantam meruit, punitive damages and declaratory judgment. This lawsuit stems from the plaintiff's agreement with Continental American Transportation, Inc. under which plaintiff was to assist Continental American with the sale of its business for a prescribed fee. The plaintiff alleges that the Company's and Timely North's dealings with Continental American and its subsidiaries, specifically the $1.5 million loan and marketing arrangement, constitute a sale under the agreement. Continental American refused to pay the plaintiff any fee under the agreement. The Company, Timely and Timely North were not parties to the agreement, have filed an answer to the complaint denying all of the material allegations and any liability on their part and intend to vigorously defend this action.

        The Company is subject to various other legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
3.1     Amended and Restated Articles of Incorporation of the Company
        (incorporated by references to Exhibit 3.1 of the Company's Registration
        Statement on Form SB-2, No. 333-24619 (the "Registration Statement"))

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement)

4.1     Specimen Common Stock Certificate (incorporated by reference to Exhibit
        4.1 of the Registration Statement

4.2     Specimen Redeemable Warrant Certificate (incorporated by reference to
        Exhibit 4.2 of the Registration Statement)

10.1    Professional Transportation Group Ltd., Inc. 1996 Stock Option Plan
        (incorporated by reference to Exhibit 10.1 of the Registration
        Statement)*

10.2 Employment Agreement by and between the Company and Dennis A. Bakal, dated April 1, 1997 (incorporated by reference to Exhibit 10.2 of the Registration Statement)*

10.3 Employment Agreement by and between the Company and Linda K. Roberts, dated April 1, 1997 (incorporated by reference to Exhibit 10.3 of the Registration Statement)*

10.4 Employment Agreement by and between the Company and William M. Kelly, dated April 1, 1997 (incorporated by reference to Exhibit 10.4 of the Registration Statement)*

10.5 Employment Agreement by and between the Company and Stanley E. Laiken, dated April 1, 1997 (incorporated by reference to Exhibit 10.5 of the Registration Statement)*

10.6 Form of Director's Indemnification Agreement entered into by and between the Company and each of its directors (incorporated by reference to Exhibit 10.6 of the Registration Statement)*

10.7    Transportation Agreement, dated November 19, 1995, between Timely
        Transportation, Inc. and Federal Express Corporation (incorporated by reference to Exhibit 10.7 of the Registration Statement)+

10.8    OmniTRACS Contract, dated May 8, 1995, by and between Timely
        Transportation, Inc. and QUALCOMM Inc. (incorporated by reference to
        Exhibit 10.8 of the Registration Statement)

10.9 Amendment No. 1 to OmniTRACS Contract, dated June 23, 1995, by and between Timely Transportation, Inc. and QUALCOMM Inc. (incorporated by reference to Exhibit 10.9 of the Registration Statement)

10.10   OmniTRACS Finance Lease, dated June 23, 1995, by and between Timely
        Transportation, Inc. and QUALCOMM Inc. (incorporated by reference to
        Exhibit 10.10 of the Registration Statement)

10.11 Sublease, dated January 1, 1997, by and between the Company and Professional Sales Group, Ltd. (incorporated by reference to Exhibit
        10.11 of the Registration Statement)

10.12 Amended and Restated Commercial Loan Agreement, dated March 2,1998, by and between the Company, Timely Transportation, Inc., Truck-Net, Inc.,
        PTG, Inc., Timely North, Inc. and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, date of report March 2, 1998 (the "March 8-K"))

10.13   Amended, Restated and Consolidated Commercial Revolving Note, dated
        March 2, 1998, by and between the Company, Timely North, Inc., and
        SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.2 of the
        March 8-K)

10.14   Commercial Revolving Note, dated November 19, 1997, by and between the
        Company and SouthTrust Bank, N.A., in the original principal amount of $3.7 million (incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, date of report November 19, 1997 (the
        "November 8-K"))

10.15   Amended and Restated General Security Agreement, dated November 19,
        1997, by and among the Company, Truck-Net, Inc., Timely Transportation,
        Inc., PTG, Inc., Timely North, Inc. and SouthTrust Bank, N.A.
        (incorporated by reference to Exhibit 10.5 of the November 8-K)

10.16 Reaffirmation of Guaranty, dated March 2, 1998, by and among the Company, Truck-Net,, Inc., Timely Transportation, Inc., PTG, Inc.,
        Dennis A. Bakal and SouthTrust Bank, N.A. (incorporated by reference to
        Exhibit 10.3 of the March 8-K)

10.17   Reaffirmation of Guaranty, dated March 2, 1998, by and among Truck-Net,
        Inc., Timely Transportation, Inc., PTG, Inc., Timely North, Inc., Dennis
        A. Bakal and SouthTrust Bank, N.A. (incorporated by reference to Exhibit
        10.4 of the March 8-K)

10.18   Transportation Service Agreement, dated February 6, 1997, between the
        Company and Panalpina, Inc. (incorporated by reference to Exhibit 10.16 of the Registration Statement)

10.19   Service Agreement, dated February 1, 1997, between the Company and
        T.T.C. Illinois, Inc. (incorporated by reference to Exhibit 10.17 of the
        Registration Statement)

10.20   Consulting and Non-Competition Agreement, dated March 27, 1998, between
        Timely North, Inc. and CSI/Crown, Inc.++

13.1    Portions of the Company's 1997 Annual Report to Shareholders.

21.1    Subsidiaries of the Company.

23.1    Consent of Arthur Andersen LLP.

24.1    Power of Attorney (contained on the signature page of this filing).

27.1    Financial Data Schedule (for Commission purposes only).

---------------

+       Confidential treatment previously granted for portions of such exhibit.
++ Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24(b)(2) under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24(b)(2), these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.
* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).