Form 10QSB
period 1998-03-31
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1998-05-15
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB
(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes     No
                                                               ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, no par value per share, 3,867,850 shares issued and outstanding as of May 13,1998.

         Redeemable Common Stock Purchase Warrants, 1,437,500 issued and outstanding as of May 13, 1998.

         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                       ---   ---

                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1998

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                      INDEX


                                                                                                                Page
                                                                                                                ----
PART I            FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 .........................2

                  Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997...................................................................3

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 1998 and 1997 ........................................................................4

                  Notes to the Consolidated Financial Statements..................................................5

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of Operation............7


PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings..............................................................................11

ITEM 2.           Changes in Securities..........................................................................11

ITEM 3.           Defaults Upon Senior Securities................................................................11

ITEM 4.           Submission of Matters to a Vote of Security Holders............................................11

ITEM 5.           Other Information..............................................................................11

ITEM 6.           Exhibits and Reports on Form 8-K...............................................................12

                  Signatures.....................................................................................14

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements -

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                                                                     March 31,        December 31,
                                                                                       1998              1997
                                                                                    -----------       -----------
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                           $   511,875       $ 1,422,732
Trade accounts receivable, net of allowance for doubtful accounts of
  $320,578 at March 31, 1998 and $267,578 at December 31, 1997                       10,644,015        10,690,400
Due from affiliate                                                                      429,365           458,615
Due from shareholder                                                                    577,197           577,197
Note receivable                                                                       1,532,877         1,532,877
Other                                                                                 1,942,720         1,389,213
                                                                                    -----------       -----------
         Total current assets                                                        15,638,049        16,071,034

PROPERTY AND EQUIPMENT, net                                                           7,338,782         4,984,987
OTHER ASSETS                                                                            775,232           393,786
                                                                                    -----------       -----------
         Total assets                                                               $23,752,063       $21,449,807
                                                                                    ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                    $ 4,678,559       $ 3,543,051
Accrued liabilities                                                                   2,292,047         2,806,155
Line of credit                                                                        7,576,092         6,828,722
Current maturities of long-term debt and capital lease obligations                    1,508,295           941,488
                                                                                    -----------       -----------
         Total current liabilities                                                   16,054,993        14,119,416
                                                                                    -----------       -----------


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of
  Current maturities                                                                  4,885,819         3,057,235
                                                                                    -----------       -----------
DEFERRED INCOME TAXES                                                                   237,209           237,209
                                                                                    -----------       -----------

SHAREHOLDERS' EQUITY:
Preferred stock; 100,000 shares authorized, no shares issued and outstanding                 --                --
Common stock; no par value, 20,000,000 shares authorized, 3,867,850
  And 3,867,000 issued and outstanding at March 31, 1998 and
  December 31, 1997, respectively                                                            --                --
Common stock purchase warrants; 1,437,500 issued and outstanding at March 31,
1998 and December 31, 1997, respectively                                                177,117           177,117
Additional paid-in capital                                                            5,569,529         5,567,243
Retained earnings (deficit)                                                          (3,172,604)       (1,708,413)
                                                                                    -----------       -----------
         Total shareholders' equity                                                   2,574,042         4,035,947
                                                                                    -----------       -----------
         Total liabilities and shareholders' equity                                 $23,752,063       $21,449,807
                                                                                    ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997

                                             Three Months Ended
                                                 March 31,
                                        ----------------------------
                                            1998             1997
                                                (Unaudited)
OPERATING REVENUES                      $19,873,046       $7,413,873
                                        -----------       ----------

OPERATING EXPENSES:
Salaries, wages and benefits              9,615,979        2,514,224
Purchased transportation                  1,817,359        1,973,192
Operating supplies and expenses           4,723,802        1,330,599
Fuel and fuel taxes                       2,750,659          962,519
Communications and utilities                425,978           96,723
Depreciation                                227,555           76,187
Operating taxes and licenses                194,767           30,393
Bad debt expense                             53,000            3,000
Other operating expenses                  1,249,125          302,473
                                        -----------       ----------
         Total operating expenses        21,058,224        7,289,310

INCOME (LOSS) FROM  OPERATIONS           (1,185,178)         124,563

OTHER INCOME (EXPENSE):
  Interest expense                         (281,551)         (74,596)
  Other income, net                           2,538           66,976
                                        -----------       ----------
 INCOME (LOSS) BEFORE
  INCOME TAXES                           (1,464,191)         116,943

PROVISION FOR INCOME TAXES                       --          (68,000)
BENEFIT FOR INCOME TAXES                         --           24,000
INCOME TAX PROVISION DUE TO
  CHANGE IN TAX STATUS                           --         (246,000)
                                        -----------       ----------
TOTAL PROVISION FOR INCOME TAXES                 --         (290,000)
                                        -----------       ----------
NET LOSS                                $(1,464,191)      $ (173,057)
                                        ===========       ==========
NET LOSS PER COMMON SHARE
  - basic and diluted                   $     (0.38)      $    (0.07)
                                        ===========       ==========
Weighted average common and common
  equivalent shares outstanding
   - basic and diluted                    3,867,398        2,600,000
                                        ===========       ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997

                                                                          Three Months
                                                                         Ended March 31,
                                                                         ---------------
                                                                      1998             1997
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(1,464,191)      $(173,057)
                                                                  -----------       ---------
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Pro forma income tax adjustment                                        --         (24,000)
    Pro forma compensation expense                                         --          60,000
    Deferred income taxes                                                  --         149,705
    Depreciation                                                      227,555          76,187
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                                  46,385        (423,821)
       Due from affiliate                                              29,250        (108,706)
       Other current assets                                          (553,507)        (54,812)
       Accounts payable and accrued liabilities                       621,400         704,152
                                                                  -----------       ---------
         Total adjustments                                            371,083         378,705
                                                                  -----------       ---------
         Net cash provided by (used in) operating activities       (1,093,108)        205,648
                                                                  -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (2,581,350)       (331,095)
Increase in other assets                                             (381,446)        (96,474)
                                                                  -----------       ---------
          Net cash used in investing activities                    (2,962,796)       (427,569)
                                                                  -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit                                      747,370          52,000
Repayments of long-term debt and capital lease obligations           (254,002)       (107,931)
Proceeds from long-term debt                                        2,649,393         256,544
Net proceeds from sale of common stock and common stock
    purchase warrants                                                   2,286              --
Due from shareholder                                                       --         (25,000)
                                                                  -----------       ---------
    Net cash provided by financing activities                       3,145,047         175,613
                                                                  -----------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (910,857)        (46,308)
CASH AND CASH EQUIVALENTS, beginning of period                      1,422,732         248,454
                                                                  -----------       ---------
CASH AND CASH EQUIVALENTS, end of period                          $   511,875       $ 202,146
                                                                  ===========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 and 1997


1.       ORGANIZATION AND OPERATION

         Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") serves as a holding company for its four operating subsidiaries: Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net"), Timely North, Inc. ("Timely North"), and PTG, Inc. (collectively, the "Subsidiaries"). PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company." The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and expedited delivery and floorcovering industries throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight and expedited delivery markets. Truck-Net provides brokerage services to companies, mainly in the air freight industry, that are in need of third-party transportation. Timely North provides time-definite truckload transportation services for companies in the floorcovering industry. PTG, Inc. operates a courier service in the Atlanta, Georgia metropolitan region (d.b.a. Rapid Transit) and provides third-party logistics services in recovering copiers, fax machines, and telephone equipment that are in need of repair or under expired leases.

         Prior to January 1997, the Subsidiaries, except for Timely North which was organized in October 1997, were owned and operated by the majority shareholder of the Company as separate operating companies. On January 1, 1997, the respective shares of stock in the Subsidiaries were contributed to PTG, Ltd. by their sole shareholder, whereupon each became a wholly owned subsidiary of PTG, Ltd.; and PTG, Ltd., which had previously been an operating company, transferred its operations to PTG, Inc.

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

         As a result of this change in tax status, the Company recorded an increase in its provision for income taxes of approximately $246,000 during the first three months of 1997 to reflect the deferred income taxes attributable to those entities which had previously been exempt from federal income taxation. These deferred income taxes result from the use of accelerated depreciation and cash basis tax reporting by these entities.

3.       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of the Company at March 31, 1998 and the consolidated results of the Company's operations and its cash flows for the three month periods ended March 31, 1998 and 1997. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

4.       INITIAL PUBLIC OFFERING

         On June 19, 1997, the Company's initial public offering (the "Initial Public Offering") was declared effective by the Securities and Exchange Commission. In the Initial Public Offering, the Company sold 1,250,000 shares of Common Stock at $6.00 per share and 1,437,500 redeemable common stock purchase warrants at $0.125 per warrant.

5.       PRO FORMA COMPENSATION EXPENSE

         Operating expenses of the Company reflect compensation expense on a pro forma basis of $60,000 for the three months ended March 31, 1997 to reflect the fair value of services performed by the Company's Chief Executive Officer and President. Such amounts are an assumed expense only and have never been paid. Beginning on July 1, 1997, the actual compensation paid to such individual has been recorded. A pro forma tax benefit of $24,000 related to this assumed compensation has also been reflected in the accompanying consolidated statement of operations for the three months ended March 31, 1997.

6.        DEBT COMPLIANCE

          Pursuant to the line of credit with its bank, the Company must satisfy certain financial and other covenants. As of March 31, 1998, the Company was in default under several non-monetary covenants. The Company has received from the bank waivers of compliance with these covenants for the quarter ended March 31, 1998.

7.        COMPREHENSIVE INCOME

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Adoption of this statement had no impact on the Company for the three months ended March 31, 1998 because comprehensive loss was the same as net loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following analysis of the Company's financial condition as of March 31, 1998 and the Company's results of operations for the three month periods ended March 31, 1998 and 1997 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's consolidation of operations); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control, and that actual results may differ materially from those projected in the forward-looking statements. Actual results may differ materially from these forward-looking statements as a result of many factors, including the inability to obtain, continue and manage growth, growth in the Company's customers, increased competition, and the other factors discussed in the Company's registration statement of Form SB-2 as declared effective on June 19, 1997, including the "Risk Factors" section contained therein and the other documents filed thereafter by the Company pursuant to the Securities Exchanged Act of 1934, as amended. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements and the notes thereto.

OVERVIEW

      Through December 31, 1996, the Company, Timely and Truck-Net operated as three separate entities. At such time, Dennis A. Bakal, the Company's principal shareholder owned all of the shares of Timely and Truck-Net. Effective January 1, 1997, Mr. Bakal contributed his ownership in Timely and Truck-Net to the Company, along with his ownership of PTG Inc. ("PTG"), a previously inactive company. On December 31, 1996, PTG acquired certain assets (subject to certain liabilities), business, operating authorities, names and customer lists of Rapid Transit ("Rapid"), the courier division of a company controlled by Mr. Bakal, and certain fixed assets from another company owned by Mr. Bakal, all in exchange for amounts due the Company, Timely and Truck-Net from the former corporate owner of Rapid. On June 19, 1997, the Company completed the Initial Public Offering, which resulted in net proceeds to the Company of approximately $5.7 million.

      Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for Federal Express Corporation ("FedEx") and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the three month periods ended March 31, 1998 and 1997, FedEx accounted for approximately 22% and 44% respectively, of the consolidated operating revenues of the Company. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement. The agreement, originally due to expire in November 1998, has been extended for a period of 18 months. There can be no assurance, however, that this agreement will be renewed at the expiration of this current term.

      In developing its niche in the industry, Timely has concentrated, since January 1994, on the contract carriage of truckload freight for the air freight and expedited delivery markets. By concentrating in these markets, the Company has eliminated the need for terminals and has been able to focus its efforts on acquiring equipment and recruiting drivers and other personnel.

      Truck-Net, a licensed freight broker acquired by Mr. Bakal in 1991, performs truckload brokerage services in the same air freight and expedited delivery markets served by Timely. As a broker, Truck-Net matches a shipper with a specific routing and/or equipment need with a carrier able to satisfy the shipper's particular requirements. All carriers used by Truck-Net are required to be properly certified and to have a current certificate of insurance. When logistically feasible, Truck-Net utilizes Timely's equipment to complete the brokerage contracts. During the three months ended March 31, 1998, Truck-Net was able to utilize Timely's equipment for approximately 10% of its shipments. The Company anticipates that this utilization will increase in the future as the Company expands.

      Truck-Net offers its services to customers on a contract basis. Some of its services provide specific scheduled runs for a definite time period, and others provide deliveries on an as needed basis by the shipper. Truck-Net's largest customer, Panalpina Inc. ("Panalpina"), the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 5% and 17% of the Company's consolidated operating revenues for the three month periods ended March 31, 1998 and 1997, respectively.

      In October 1997, the Company organized Timely North and entered into a marketing agreement (the "Marketing Agreement") with Continental American Transportation, Inc. ("Continental"). Under that agreement, Timely North, on November 1, 1997, leased or subleased from Continental and its two main operating subsidiaries, Carpet Transport, Inc. and Blue Mack Transport, Inc., (collectively "CTI"), substantially all of their operating assets and terminals. In addition, all of the employees of CTI were hired by Timely North effective November 1, 1997. The Marketing Agreement terminates upon the earlier of 60 days notice by Timely North to CTI or consummation of an asset purchase by July 31, 1998.

      The primary business of CTI was the truckload and less-than-truckload ("LTL") cartage of carpet from the manufacturing facilities located in north Georgia to customers primarily located in the eastern and southern United States. The movement of carpet is primarily a one direction movement with most of the carpet movement being outbound from north Georgia, making it necessary to find sufficient back-haul business to bring the trucks back to Georgia at the lowest possible cost. After an analysis of the LTL business and implementing programs to bring this part of the operation to a profitable level, Timely North entered into an agreement with CSI/Crown, Inc. ("CSI/Crown"), an industry competitor and subsidiary of US Xpress Enterprises, Inc., under which Timely North terminated its LTL operations and agreed to use its best efforts to persuade the LTL customers to transfer their business to CSI/Crown. During April 1998, the Company closed the 17 remote LTL terminals located in 10 states, terminated approximately 400 employees and returned equipment to the north Georgia location. The closing of the LTL business will allow Timely North to concentrate on the truckload movement of carpet from north Georgia

      During the second quarter of 1998, the Company began consolidating certain of its operations which will allow it to eliminate duplicative functions and allow for the free interchange of drivers and equipment between fleets. The Company anticipates that this consolidation will improve customer service, lower "deadhead" miles and lower its operating costs.


RESULTS OF OPERATIONS

 Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997

         The Company's operating revenues increased approximately $12.5 million, or 168%, to approximately $19.9 million for the three months ended March 31, 1998, from approximately $7.4 million for the three months ended March 31, 1997. The inclusion of Timely North revenues accounted for approximately $10.7 million of the increase while Timely increased to $7.4 million from $5.2 million. Timely's growth is attributable to the growth of the contract business performed for FedEx. Truck-Net and PTG recorded lower revenues of $1.7 million and $146,000, respectively, in the first quarter of 1998 compared to $1.9 million and $288,000, respectively, for the same period in 1997.

         The Company's operating expenses increased approximately $ 13.8 million, or 189%, to approximately $21.1 million in the three months ended March 31, 1998 from approximately $7.3 million in the three months ended March 31, 1997. The increase in the Company's operating expenses is primarily due to the inclusion of $12 million of operating expense for Timely North and an increase in Timely's operating expenses to $7.2 million from $5.1 million. The increase for Timely is primarily due to the increased revenues of Timely and the costs related thereto. Operating expenses for the three month period ended March 31, 1997 reflect $60,000 in compensation expense on a pro forma basis for Mr. Bakal to reflect the fair value of his services prior to the effective date of his employment contract with the Company. It is not anticipated by either the Company or Mr. Bakal that this amount will ever be paid to him.

         An analysis of the LTL division of Timely North, which was discontinued on April 1, 1998, indicated this operation lost approximately $400,000 a month. The combined result of closing down the LTL operation and combining the Timely and Timely North truckload operations during the second quarter of 1998 will have the approximate effect of reducing the number of leased tractors by more than 250, the number of leased trailers by 300 and the number of employees by
400. In addition, the Company expects to realize efficiencies by the consolidation of operations and administrative systems and personnel.

         Losses incurred in the first three months of 1998 will be carried forward to future periods, therefore, no provision for income taxes have been recorded. For the three month period ended March 31, 1997, the Company has recognized a tax provision of $246,000 (approximately $.09 per share) which is a one-time charge related to the termination of the S Corporation election of the Company and certain of its subsidiaries and represents the recognition of deferred tax liabilities attributable to these entities, which treatment is mandated by SFAS Statement No. 109, "Accounting for Income Taxes". Also included in the 1997 first quarter tax provision is a pro forma tax benefit related to the pro forma compensation discussed above.

         The Company's net loss increased approximately $1.3 million from a loss of $173,000 to a loss of $1.5 million for the three months ended March 31, 1998 compared to the similar period in 1997 primarily as a result of the Timely North LTL operations.

LIQUIDITY AND CAPITAL RESOURCES

         On June 19, 1997, the Company's registration statement for the sale of 1,250,000 of common stock at a price of $6.00 per share and 1,437,500 redeemable common stock purchase warrants (the "warrants") at a price of $.0125 per warrant was declared effective (the " Initial Public Offering") by the Securities and Exchange Commission. Proceeds to the Company, after underwriting discounts and related offering expenses totaled approximately $ 5.7 million.

         The Company had negative working capital of approximately $417,000 at March 31, 1998 compared to positive working capital of $2 million at December 31, 1997. The reduction in working capital is primarily the result of cash used to support the Timely North operations and an increase in the current portion of long-term debt. Since the Initial Public Offering, the Company has been able to secure financing for new equipment at substantially lower rates than were available to it in the past. In October 1997 the Company began returning more expensive leased transportation units as they came off of lease and replacing them with new equipment under financing leases.

         Net cash used in operating activities totaled approximately $ 1.1 million for the three month period ended March 31, 1998, compared to net cash provided of approximately $206,000 in the comparable period ended March 31, 1997. This increase in usage arose mainly from the $ 1.4 million loss incurred from the LTL operations of Timely North. Cash used in investing activities increased to approximately $ 3 million primarily due the acquisition of approximately $ 2.6 million of property and equipment. The Company installed $1.1 of satellite communications equipment in the expanded fleet and acquired $
1.2 of trailers to replace more expensive leased equipment. Proceeds from long-term debt, net of debt retirement and net proceeds from the Company's line of credit was approximately $3.1 million.

         The Company has available a combined $ 9 million line of credit with its bank to provide for the Company's working capital and letter of credit requirements. The loan is guaranteed by the Company's principal shareholder and bears interest at a rate equal to 0.75% above the bank's base rate (as defined in the agreement). This facility matures on June 30, 1998 and the Company anticipates extending the facility or entering into new arrangements with the bank during the second quarter of 1998. Pursuant to the loan agreement with the bank, the Company must satisfy certain financial and other covenants. As of March 31, 1998, the Company was in default under several non-monetary covenants. The Company has received from the bank waivers of compliance with these covenants for the quarter ended March 31, 1998.

         The Company believes that improved cash flows from operations, anticipated as a result of the operating changes discussed above and from its existing lines of credit, will be sufficient to satisfy its contemplated cash requirements over the next 12 months. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all. At March 31, 1998, the Company had approximately $512,000 in cash and cash equivalents.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

         On or about February 26, 1997, an action was brought against two of the Company's subsidiaries, Timely Transportation, Inc. ("Timely") and Truck-Net, Inc. ("Truck-Net"), by the trustee in bankruptcy in the U.S. Bankruptcy Court for the Central District of California in the matter of In re Right O Way Transportation, Inc. (Case No. SA96-1174 JR), seeking to recover alleged preferential transfers to and for the benefit of Timely and Truck-Net in the aggregate of approximately $435,000 within the 90 days preceding the filing of Right O Way's bankruptcy petition under Chapter 7 of the U.S. Bankruptcy Code. A settlement has been reached with the Right O Way bankruptcy attorney, and approval of such settlement by the bankruptcy court is pending. The proposed settlement calls for Timely and Truck-Net collectively to pay the bankruptcy estate a total of $33,000 in six monthly payments.

         On or about December 31, 1997, an action was brought against the Company, Timely, Timely North and other unrelated parties by Lance Enterprises, Inc. in the Superior Court of Gordon County, Georgia seeking recovery against the defendants for breach of contract, conspiracy to avoid a lawful obligation, tortious interference with contractual obligations, attorney's fees and expenses of litigation, quantum meruit, punitive damages and declaratory judgement. This lawsuit stems from the plaintiff's agreement with Continental American Transportation, Inc. under which plaintiff was to assist Continental American with the sale of its business for a prescribed fee. The plaintiff alleges that the Company's and Timely North's dealings with Continental American and its subsidiaries, specifically the $1.5 million loan and marketing arrangement, constitute a sale under the agreement. Continental American refused to pay the plaintiff any fee under the agreement. The Company, Timely and Timely North were not parties to the agreement, have filed an answer to the complaint denying all of the material allegations and any liability on their part and intend to vigorously defend this action.

         The Company is not a party to any other material legal proceedings other than routine litigation arising in the normal course of business.

Item 2.   Changes in Securities - Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information

         (a) Pursuant to Item 701(f) of Regulation S-B, the Company is obligated to report on the use of proceeds from the Initial Public Offering. The information provided below is given as of March 31, 1998.

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

                           (vii) Through March 31, 1998, $511,875 of the net proceeds of the Initial Public Offering were invested in temporary investments or was available in cash; $1,500,000 was loaned to an unrelated party and the remainder was used in the Company's operations. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the Company's securities and affiliates of the Company.

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

No.          Description
---          -----------
3.1      Amended and Restated Articles of Incorporation of the Company
         (Incorporated by reference to Exhibit 3.1 from the Company's
         Registration Statement on Form SB-2, File No. 333-24619 (the
         "Registration Statement"))

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 from the Registration Statement)

4.1      Specimen Common Stock Certificate (Incorporated by reference to Exhibit
         4.1 from the Registration Statement)

4.2      Specimen Redeemable Warrant Certificate (Incorporated by reference to
         Exhibit 4.2 from the Registration Statement)

10.1 Amended and Restated Commercial Loan Agreement, dated March 2, 1998, by and between the Company, Timely Transportation, Inc., Truck-Net, Inc.,
         PTG, Inc., Timely North, Inc. and SouthTrust Bank, N.A. (Incorporated by reference to Exhibit 10.1 from the Company's current report on Form
         8-K, date of report March 2, 1998 (the "March 8-K"))

10.2     Amended, Restated and Consolidated Commercial Revolving Note, dated
         March 2, 1998, by and between the Company, Timely North, Inc., and
         SouthTrust Bank, N.A. (Incorporated by reference to Exhibit 10.2 of the
         March 8-K)

10.3 Reaffirmation of Guaranty, dated March 2, 1998, by an among the Company, Truck-Net, Inc., Timely Transportation, Inc., PTG, Inc.,
         Timely North, Inc., Dennis A. Bakal and SouthTrust Bank, N.A.
         (incorporated by reference to Exhibit 10.3 of the March 8-K)

10.4 Reaffirmation of Guaranty, dated March 2, 1998, by and among the Company, Truck-Net, Inc., Timely Transportation, Inc., PTG, Inc.,
         Dennis A. Bakal and SouthTrust Bank, N.A. (Incorporated by reference to
         Exhibit 10.4 of the March 8-K)

10.5     Consulting and Non-Competition Agreement, dated March 27, 1998, between
         Timely North, Inc. and CSI/Crown, Inc. (Incorporated by reference to
         Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997)*

27.1     Financial Data Schedule (for SEC use only).


-----------------

* Confidential treatment previously granted for portions of this exhibit.


         (b) Reports on Form 8-K. - The Company filed one current report on Form 8-K during the three month period ended March 31, 1998, date of report March 2, 1998, regarding the Company's amending, restating and consolidating its loan facilities with SouthTrust Bank, N.A.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROFESSIONAL TRANSPORTATION GROUP LTD., INC.



Date: May 14, 1998                  By: /s/ Dennis A. Bakal
      ------------                      ---------------------------------------
                                          Dennis A. Bakal
                                          President and Chief Executive Officer
                                          (principal executive officer)


Date: May 14, 1998                  By: /s/ Peter C. Roth
     -------------                      ---------------------------------------
                                          Peter C. Roth
                                          Chief Financial Officer
                                          (principal financial and accounting
                                          officer)