Form 10QSB
period 1998-06-30
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1998-08-14
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

                          Commission File No. 000-22571

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                                 58-1915632
         ------------------------          ------------------------------------
         (State of Incorporation)          (I.R.S. Employer Identification No.)

                  475 Lovers Land Road, Calhoun, Georgia 30701
                  --------------------------------------------
                    (Address of principal executive offices)

                                  (706)629-8682
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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
Yes  X   No
   -----   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, no par value per share, 3,867,850 shares issued and outstanding as of August 13,1998.

         Redeemable Common Stock Purchase Warrants, 1,437,500 issued and outstanding as of August 13, 1998.

         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                        --   --

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1998

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                      INDEX

                                                                                                                Page

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997....................................3

         Consolidated Statements of Operations for the three months and six months

           Ended June 30, 1998 and 1997.............................................................................4

         Consolidated Statements of Cash Flows for the six months ended

           June 30, 1998 and 1997 ..................................................................................5

         Notes to the Consolidated Financial Statements...........................................................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.....................8


PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings.......................................................................................13

ITEM 2.  Changes in Securities...................................................................................15

ITEM 3.  Defaults Upon Senior Securities.........................................................................15

ITEM 4.  Submission of Matters to a Vote of Security Holders.....................................................15

ITEM 5.  Other Information.......................................................................................16

ITEM 6.  Exhibits and Reports on Form 8-K........................................................................16

         Signatures..............................................................................................17

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements -

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1998 and December 31, 1997

                                                                                  June 30,      December 31,
                                                                                    1998            1997
                                                                                ------------    ------------
                                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                       $  1,815,289    $  1,422,732

Trade accounts receivable, net of allowance for doubtful accounts of
  $323,578 at June 30, 1998 and $267,578 at December 31, 1997                      8,267,833      10,690,400
Due from affiliate                                                                   429,365         458,615
Due from shareholder                                                                 577,197         577,197
Note receivable                                                                    2,181,195       1,532,877
Other                                                                              1,704,175       1,389,213
                                                                                ------------    ------------
         Total current assets                                                     14,975,054      16,071,034

PROPERTY AND EQUIPMENT, net                                                        7,237,202       4,984,987
OTHER ASSETS                                                                         971,363         393,786
                                                                                ------------    ------------
         Total assets                                                           $ 23,183,619    $ 21,449,807
                                                                                ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                $  4,086,703    $  3,543,051
Accrued liabilities                                                                2,821,950       2,806,155
Line of credit                                                                     7,726,092       6,828,722
Current maturities of long-term debt and capital lease obligations                 1,410,919         941,488
                                                                                ------------    ------------
         Total current liabilities                                                16,045,664      14,119,416
                                                                                ------------    ------------


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of
  current maturities                                                               4,563,578       3,057,235
                                                                                ------------    ------------
DEFERRED INCOME TAXES                                                                237,209         237,209
                                                                                ------------    ------------

SHAREHOLDERS' EQUITY:
Preferred stock; 100,000 shares authorized, no shares issued and outstanding
Common stock; no par value, 20,000,000 shares authorized, 3,867,850                       --              --
  and 3,867,000 issued and outstanding at June 30, 1998 and
  December 31, 1997, respectively                                                         --              --
Common stock purchase warrants; 1,437,500 issued and outstanding at June 30,
  1998 and December 31, 1997, respectively                                           177,117         177,117
Additional paid-in capital                                                         5,569,529       5,567,243
Retained earnings (deficit)                                                       (3,409,478)     (1,708,413)
                                                                                ------------    ------------
         Total shareholders' equity                                                2,337,168       4,035,947
                                                                                ------------    ------------
         Total liabilities and shareholders' equity                             $ 23,183,619    $ 21,449,807
                                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

        For the Three Months and Six Months Ended June 30, 1998 and 1997




                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                 June 30,
                                       -----------------------------             -----------------------------
                                            1998            1997                     1998             1997
                                       ------------    ------------             ------------    ------------
                                                (Unaudited)                               (Unaudited)

OPERATING REVENUES                      $ 13,923,998    $  8,444,551             $ 33,797,044    $ 15,858,424
                                        ------------    ------------             ------------    ------------

OPERATING EXPENSES:

Salaries, wages and benefits               6,292,818       2,882,364               15,908,797       5,396,588
Purchased transportation                   1,957,729       2,079,512                3,775,088       4,052,704
Operating supplies and expenses            2,458,060       1,517,324                7,181,862       2,847,923
Fuel and fuel taxes                        1,745,290         944,274                4,495,949       1,906,793
Communications and utilities                 350,511         105,650                  776,489         202,373
Depreciation                                 301,253          77,286                  528,808         153,473
Operating taxes and licenses                 157,412          39,351                  352,179          69,744
Bad debt expense                               3,000           3,000                   56,000           6,000
Other operating expenses                     809,381         370,476                2,058,506         672,949
                                        ------------    ------------             ------------    ------------
         Total operating expenses         14,075,454       8,019,237               35,133,678      15,308,547

INCOME (LOSS) FROM  OPERATIONS              (151,456)        425,314               (1,336,634)        549,877

OTHER INCOME (EXPENSE):
  Interest expense                          (237,787)        (75,441)                (519,338)       (150,037)
  Other income, net                          152,369          29,167                  154,907          96,143
                                        ------------    ------------             ------------    ------------

INCOME (LOSS) BEFORE
  INCOME TAXES                             (236,874)        379,040               (1,701,065)        495,983

PROVISION FOR INCOME TAXES                      --          (119,000)                    --          (187,000)

BENEFIT FOR INCOME TAXES                        --           (24,000)                    --              --
INCOME TAX PROVISION DUE TO
  CHANGE IN TAX STATUS                          --              --                       --          (246,000)
                                        ------------    ------------             ------------    ------------

TOTAL PROVISION FOR
  INCOME TAXES                                  --          (143,000)                    --          (433,000)
                                        ------------    ------------             ------------    ------------


NET INCOME (LOSS)                       $   (236,874)   $    236,040             $ (1,701,065)   $     62,983
                                        ============    ============             ============    ============

NET LOSS PER COMMON SHARE - basic and
  diluted                               $      (0.06)   $       0.06             $       (.44)   $        .02
                                        ============    ============             ============    ============
Weighted average common and common
  equivalent shares outstanding - basic
  and diluted                              3,867,850       3,706,043                3,867,625       3,624,080
                                        ============    ============             ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997

                                                                        Six Months
                                                                       Ended June 30,
                                                                 ---------------------------
                                                                     1998          1997
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                    (Unaudited)
Net income (loss)                                                 $(1,701,065)   $    62,983
                                                                  -----------    -----------
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Deferred income taxes                                                 --        149,705
     Depreciation and amortization                                    528,808        153,473
     Changes in operating assets and liabilities:
       Trade accounts receivable, net                               2,422,567        (53,051)
       Due from affiliate                                              29,250       (160,534)
       Other current assets                                          (963,280)      (338,393)
       Accounts payable and accrued liabilities                       559,447      1,266,662
                                                                  -----------    -----------
         Total adjustments                                          2,576,792      1,017,862
                                                                  -----------    -----------
         Net cash provided by operating activities                    875,727      1,080,845
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (2,781,023)      (422,298)
Increase (decrease) in other assets                                  (577,577)        42,645
                                                                  -----------    -----------
          Net cash used in investing activities                    (3,358,600)      (379,653)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit                                      897,370        170,946
Repayments of long-term debt and capital lease obligations           (673,619)      (223,275)
Proceeds from long-term debt                                        2,649,393        324,544
Net proceeds from sale of common stock and common stock
    purchase warrants                                                   2,286      5,763,553
Due from underwriter                                                       --     (1,413,406)
Due from shareholder                                                       --        (25,000)
                                                                  -----------    -----------
    Net cash provided by financing activities                       2,875,430      4,597,362
                                                                  -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             392,557      5,298,554
CASH AND CASH EQUIVALENTS, beginning of period                      1,422,732        248,454
                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                          $ 1,815,289    $ 5,547,008
                                                                  ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 and 1997

1.       ORGANIZATION AND OPERATION

         Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") serves as a holding company for its three operating subsidiaries: Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net"), and PTG, Inc. (collectively, the "Subsidiaries"). PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company." The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and expedited delivery and floorcovering industries throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight and expedited delivery markets and in the floorcovering industry. Truck-Net provides brokerage services to companies, mainly in the air freight industry, that are in need of third-party transportation. PTG, Inc. operates a courier service in the Atlanta, Georgia metropolitan region (d.b.a. Rapid Transit) and provides third-party logistics services in recovering copiers, fax machines, and telephone equipment that are in need of repair or under expired leases.

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

3.       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of the Company at June 30, 1998 and the consolidated results of the Company's operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30,1998 and 1997. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

4.       INITIAL PUBLIC OFFERING

         On June 19, 1997, the Company's initial public offering (the "Initial Public Offering") was declared effective by the Securities and Exchange Commission. In the Initial Public Offering, the Company sold 1,250,000 shares of Common Stock at $6.00 per share and 1,437,500 redeemable common stock purchase warrants at $0.125 per warrant.

5.       PRO FORMA COMPENSATION EXPENSE

         Operating expenses of the Company reflect compensation expense on a pro forma basis of $60,000 for the six months ended June 30, 1997 to reflect the fair value of services performed by the Company's Chief Executive Officer and President. Such amounts are an assumed expense only and have never been paid. Beginning on July 1, 1997, the actual compensation paid to such individual has been recorded. A pro forma tax benefit of $24,000 related to this assumed compensation has also been reflected in the accompanying consolidated statement of operations for the six months ended June 30, 1997.

6.       DEBT COMPLIANCE

         Pursuant to the line of credit with its bank, the Company must satisfy certain financial and other covenants. As of June 30, 1998, the Company was in default under several non-monetary covenants. The Company has requested from the bank waivers of compliance with these covenants for the quarter ended June 30, 1998.

7.       COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Adoption of this statement had no impact on the Company because comprehensive loss was the same as net loss for the three and six months ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following analysis of the Company's financial condition as of June 30, 1998 and the Company's results of operations for the three and six month periods ended June 30, 1998 and 1997 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's consolidation of operations and issues related to Year 2000 compliance); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control, and that actual results may differ materially from those projected in the forward-looking statements. Actual results may differ materially from these forward-looking statements as a result of many factors, including the inability to obtain, continue and manage growth, growth in the Company's customers, increased competition, and the other factors discussed in the Company's registration statement of Form SB-2 as declared effective on June 19, 1997, including the "Risk Factors" section contained therein and the other documents filed thereafter by the Company pursuant to the Securities Exchanged Act of 1934, as amended. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements and the notes thereto.

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

      Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for Federal Express Corporation ("FedEx") and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the six month periods ended June 30, 1998 and 1997, FedEx accounted for approximately 26% and 38% respectively, of the consolidated operating revenues of the Company. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement. The agreement, originally due to expire in November 1998, has been extended for a period of 18 months. There can be no assurance, however, that this agreement will be renewed at the expiration of this extended term.

      In developing its niche in the industry, Timely has concentrated, since January 1994, on the contract carriage of truckload freight for the air freight and expedited delivery markets. By concentrating in these markets, the Company has eliminated the need for terminals and has been able to focus its efforts on acquiring equipment and recruiting drivers and other personnel.

         Truck-Net, a licensed freight broker acquired by Mr. Bakal in 1991, performs truckload brokerage services in the same air freight and expedited delivery markets served by Timely. As a broker, Truck-Net matches a shipper with a specific routing and/or equipment need with a carrier able to satisfy the shipper's particular requirements. All carriers used by Truck-Net are required to be properly certified and to have a current certificate of insurance. When logistically feasible, Truck-Net utilizes Timely's equipment to complete the brokerage contracts. During the six months ended June 30, 1998, Truck-Net was able to utilize Timely's equipment for approximately 10% of its shipments. The Company anticipates that this utilization will increase in the future as the Company expands.

         Truck-Net offers its services to customers on a contract basis. Some of its services provide specific scheduled runs for a definite time period, and others provide deliveries on an as needed basis by the shipper. Truck-Net's largest customer, Panalpina Inc. ("Panalpina"), the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 5% and 16% of the Company's consolidated operating revenues for the six month periods ended June 30, 1998 and 1997, respectively.

         In October 1997, the Company organized Timely North and entered into a marketing agreement (the "Marketing Agreement") with Continental American Transportation, Inc. ("Continental"). Under that agreement, Timely North, on November 1, 1997, leased or subleased from Continental and its two main operating subsidiaries, Carpet Transport, Inc. and Blue Mack Transport, Inc., (collectively "CTI"), substantially all of their operating assets and terminals. In addition, all of the employees of CTI were hired by Timely North effective November 1, 1997. The Marketing Agreement expired on July 31, 1998.

         The primary business of CTI was the truckload and less-than-truckload ("LTL") cartage of carpet from the manufacturing facilities located in north Georgia to customers primarily located in the eastern and southern United States. The movement of carpet is primarily a one direction movement with most of the carpet movement being outbound from north Georgia, making it necessary to find sufficient back-haul business to bring the trucks back to Georgia at the lowest possible cost. In April 1998 as a result of the losses it had incurred in its LTL operations, the Company ceased using the 17 remote LTL terminals located in 10 states that it had assumed operational control from CTI, terminated approximately 400 employees at these terminals, returned equipment to its Calhoun location and transferred the truckload carpet business to Timely.

         During the second quarter of 1998, the Company began consolidating certain of its operations to eliminate duplicative functions. This consolidation was accomplished to improve customer service, lower "deadhead" miles and lower operating costs. On August 1, 1998 the Company moved all of its corporate and administrative personnel from its offices in Atlanta to the facility in Calhoun, Georgia.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 compared Six Months Ended June 30, 1997

         Operating revenues increased 113% or $17.9 million to $33.8 million in the first six months of 1998 over the same period last year. Timely's revenue increased $7.7 million to $19.0 million primarily due to increases in business from core accounts and revenues generated from the carpet industry during the second quarter of 1998 which the Company did not operate during the comparable period of 1997. Timely North revenues included in the six month period of 1998 were $10.6 million. Truck-Net and PTG, Inc. recorded revenues of $3.8 million and $311,000, respectively, in the first six months of 1998 compared to $4.0 million and $551,000 in the same period of 1997.

         Operating expenses increased $19.8 million to $35.1 million for the six month period ended June 30, 1998 from $15.3 million for the same period of 1997. Timely accounted for $7.9 million of this increase, primarily as a result of the increased revenue discussed above, while the inclusion of Timely North accounted for $11.8 million of the increase.

         On April 1, 1998 the Company ceased operating its LTL business operated by Timely North. Second quarter results reflect efficiencies realized by this change in operations, which include the reduction of equipment and personnel costs outlined above. Operating expenses were reduced by $7.0 million in the second quarter of 1998 compared to the first quarter of 1998 on decreased revenues of $5.9 million.

         During the first quarter of 1997, the Company recognized a tax provision of $246,000 which is a one-time charge related to the termination of the S corporation election of the Company and certain of its subsidiaries and represents the recognition of deferred tax liabilities attributable to these entities, which treatment is mandated by SFAS Statement No. 109, "Accounting for Income Taxes".

         The Company's net loss increased approximately $1.8 million from net income of $63,000 for the first six months of 1997 compared to a net loss of $1.7 million for the comparable period of 1998, primarily as a result of the Timely North LTL operations.

Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997

         The Company's operating revenues increased approximately $5.5 million, or 65%, to approximately $13.9 million for the three months ended June 30, 1998, from approximately $8.4 million for the three months ended June 30, 1997. Timely's revenues increased $5.7 million to $11.8 million from $6.1 million. Truck-Net and PTG recorded revenues of $2.1 million and $166,000, respectively, in the second quarter of 1998 compared to $2.1 million and $264,000, respectively, for the same period in 1997. The increase in Timely's revenues was primarily due to increases in business from core accounts and revenues generated from the carpet industry during the second quarter of 1998, which the Company did not operate during the comparable period of 1997.

         The Company's operating expenses increased approximately $ 6.1 million, or 76%, to approximately $14.1 million in the three months ended June 30, 1998 from approximately $8.0 million in the three months ended June 30, 1997. The increase in the Company's operating expenses is primarily due to an increase in Timely's operating expenses to $11.9 million from $5.9 million that resulted from the increase in Timely's revenues. Timely's total revenue miles increased 77% to 10.1 million miles in the second quarter of 1998 from 5.7 million miles in the second quarter of 1997. Truck-Net's operating expenses remained constant at $2.0 million in each period.

         The Company recorded a net loss of $237,000 for the three months ended June 30, 1998 compared to net income of $236,000 in the second quarter of 1997. Certain cost reductions were implemented in the second quarter of 1998 which the Company expects to impact future quarters.

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

         The Company had negative working capital of approximately $1.1 million at June 30, 1998 compared to positive working capital of approximately $2 million at December 31, 1997. The reduction in working capital is primarily the result of expenses incurred in the Timely North LTL operations. Since the Initial Public Offering, the Company has been able to secure financing for new equipment at substantially lower rates than were available to it in the past. This has allowed the Company to return more expensive transportation equipment as it came off of lease and replace it with new equipment under financing leases.

         Net cash provided by operating activities totaled approximately $ 876,000 for the six month period ended June 30, 1998, compared to net cash provided of approximately $1.1 million in the comparable period ended June 30, 1997. This increase in usage arose mainly from losses incurred from the LTL operations of Timely North in the first three months of 1998 offset by collections of that division's trade accounts receivable. Cash used in investing activities increased to approximately $3.4 million in 1998 primarily due to the acquisition of approximately $ 2.8 million of property and equipment. The Company installed $1.1 million of satellite communications equipment in its trucks and acquired $1.2 million of trailers to replace more expensive leased equipment. Proceeds from long-term debt, net of debt retirement, and net proceeds from the Company's line of credit were approximately $2.9 million.

         The Company has available a combined $9.0 million line of credit with a lending institution to provide for the Company's working capital and letter of credit requirements. The loan is guaranteed by the Company's principal shareholder and bears interest at a rate equal to 0.75% above the bank's base rate (as defined in the agreement). The Company has $7.7 million outstanding under the line of credit with a nominal amount available for future use. This facility, which was originally scheduled to mature on June 30, 1998, was extended by the bank for a period of 75 days. The Company anticipates extending the current facility or entering into new arrangements with the bank by the end of the extended period. However, there can be no assurance that the Company will be able to further extend or enter into new arrangements with the bank on terms favorable to the Company, if at all, which might necessitate that the Company raise additional funds through the issuance of equity or convertible debt securities. Pursuant to the loan agreement with the bank, the Company must satisfy certain financial and other covenants. As of June 30, 1998, the Company was in default under several non-monetary covenants. The Company has requested from the bank waivers of compliance with these covenants.

         The Company believes that improved cash flows from operations, as a result of the operating changes discussed above and from its existing lines of credit, if extended or otherwise renewed or replaced, will be sufficient to satisfy its contemplated cash requirements over the next 12 months. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all. At June 30, 1998, the Company had approximately $1.8 million in cash and cash equivalents.

INFLATION

         Inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its rates to offset its increased expenses. No assurances can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

YEAR 2000 ISSUES

         The Company's business and relationships with its customers depend significantly on a number of computer software programs, internal operating systems and connections to other networks. If any of these software programs, systems or networks are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition, or results of operations of both the effected customers and the Company. The Company has conducted a preliminary review of its internal accounting and operating programs and systems and currently believes that these programs and systems and the network connections it maintains are adequately programmed to address the Year 2000 issue or can be modified or replaced to address the Year 2000 issue without incurring costs or delays which would have a material adverse effect on the Company's financial condition. However if the Company and third parties upon which it relies are unable to address this issue in a timely manner it could result in a material financial risks to the Company. The Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are meet. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Adoption of SFAS 133 will not have a material impact on the Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On or about February 26, 1997, an action was brought against two of the Company's subsidiaries, Timely Transportation, Inc. ("Timely") and Truck-Net, Inc. ("Truck-Net"), by the trustee in bankruptcy in the U.S. Bankruptcy Court for the Central District of California in the matter of In re Right O Way Transportation, Inc. (Case No. SA96-1174 JR), seeking to recover alleged preferential transfers to and for the benefit of Timely and Truck-Net in the aggregate of approximately $435,000 within the 90 days preceding the filing of Right O Way's bankruptcy petition under Chapter 7 of the U.S. Bankruptcy Code. A settlement has been reached with the Right O Way bankruptcy attorney and has been approved by the bankruptcy court. The settlement calls for Timely and Truck-Net collectively to pay the bankruptcy estate a total of $33,000.

         Alexander B. Sadler, Jr. v. Timely North, Inc., et al, case number GV98008739, General District Court for Chesterfield County, Virginia. The plaintiff brought suit against Carpet Transport, Inc. for possession of certain leased premises and breach of the associated commercial lease. The damages sought by the plaintiff were approximately $100,000. The plaintiff sought to hold Timely North liable with CTI as an alleged assignee of the lease. Timely North retained counsel and defended the suit vigorously, denying all liability. On the eve of trial, the plaintiff dismissed the suit without prejudice.

         On or about December 31, 1997, an action was brought against the Company, Timely, Timely North and other unrelated parties by Lance Enterprises, Inc. in the Superior Court of Gordon County, Georgia seeking recovery against the defendants for breach of contract, conspiracy to avoid a lawful obligation, tortious interference with contractual obligations, attorney's fees and expenses of litigation, quantum meruit, punitive damages and declaratory judgement. This lawsuit stems from the plaintiff's agreement with Continental American Transportation, Inc. under which plaintiff was to assist Continental American with the sale of its business for a prescribed fee. The plaintiff alleges that the Company's and Timely North's dealings with Continental American and its subsidiaries, specifically the $1.5 million loan and marketing arrangement, constitute a sale under the agreement. Continental American refused to pay the plaintiff any fee under the agreement. The Company, Timely and Timely North were not parties to the agreement, have filed an answer to the complaint denying all of the material allegations and any liability on their part and intend to vigorously defend this action. Discovery is proceeding in this action.

         On or about May 26, 1998, an action was filed against Timely and Timely North in the case styled Mellon U.S. Leasing v. Timely North, Inc. and Timely Transportation, Inc., Case No. 4:97-CV277 HLM,U.S. District Court for the Northern District of Georgia (Rome Division). This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that Timely North and Timely are indebted to Mellon in an amount to be determined at trial, but that is currently in the approximate amount of $105,000. While neither Timely nor Timely North have had any contractual relationship with Mellon, Mellon asserts in its complaint that the use of the rolling stock during the period of time that Timely and Timely North used the rolling stock. Timely and Timely North have timely filed answers to Mellon's complaint, and intend to contest the case vigorously.

         An involuntary bankruptcy petition was filed on or about May 26, 1998 against Continental American Transportation, the parent corporation of CTI, in the case styled In re: Continental American Transportation, Inc., Case No. 98-41900 HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). This action was filed by several parties purporting to be creditors of Continental American. The involuntary bankruptcy petition resulted in the appointment of a trustee. While the trustee has asserted no formal claims against the Company or its affiliates, the trustee has verbally questioned the receipt by the Company of a payment it received for a consulting and non-competition agreement. The trustee also verbally questioned the fully-secured status and priority of the Company's September 12, 1997 secured loan to CTI and its affiliates of $1.5 million. The Company denies that its first priority secured status should be challenged, but even if this challenge would be successful, the Company has title insurance on the property and a personal guarantee of one of the owners of the property. The trustee also questioned whether the Company was entitled to the proceeds of the sale of certain rolling stock formerly leased by CTI. In the event that the trustee should pursue any of these claims against the Company or its affiliates, the Company and/or its affiliates will file a timely response to any such claim denying all of the material allegations and any liability on its part, and will vigorously defend against any such claim.

         On or about June 17, 1998, a lawsuit was filed against Timely North and the Company in the case styled CIT Finance Group, Inc. v. Timely North, Inc. and Professional Transportation Group Ltd., Inc., Case No. 98-CV2280-2, Superior Court of Clayton County, Georgia. This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that Timely North and the Company are indebted to CIT in an amount to be determined at trial, but that CTI alleges to be approximately $350,000, an amount disputed by the Company. While neither Timely North nor the Company has had any contractual relationship with CIT, CIT asserts in its complaint that the use of its rolling stock entitles

CIT to receive from Timely North and PTG the fair rental value of the rolling stock during the period of time that Timely North and PTG used the rolling stock. Timely North and PTG have timely filed answers to CIT's complaint, and intend to contest the case vigorously.

         An involuntary bankruptcy petition was filed on or about June 17, 1998 against Carpet Transport, Inc. in the case styled In re: Carpet Transport, Inc., Case No. 98-42224 HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). This action was filed by several parties purporting to be creditors of Carpet Transport and alleges among other things that Timely North or its affiliates had collected a portion of CTI's receivables, that a representative of Company had caused CTI's withholding tax payments to the IRS to be diverted to Timely North's benefit (to pay Form 2290 taxes), and that Timely North had sold portions of CTI's equipment without an accounting for the sales proceeds. A trustee has been appointed, but neither the Company, Timely nor Timely North has had any communication with the trustee. In the event that the trustee pursues any of these claims against the Company or its affiliates, the Company and/or its affiliates will file a timely response to any such claim denying all of the material allegations and any liability on its part, and will vigorously defend against any such claim.

         On or about July 30, 1998, an action was brought against Timely and other defendants in the case styled The CIT Group/Equipment Financing, Inc. v. Timely Transportation, Inc. et al, Case No. 98-14395, Court of Common Pleas of Montgomery County, Pennsylvania. The plaintiff as a secured creditor of various defendants other than Timely alleges that those defendants defaulted in their installment payments to the plaintiff, that the plaintiff sold the collateral in a foreclosure sale, that the plaintiff has been damaged in the amount of approximately $151,000, and that Timely is a "successor" to the other defendants and therefore owes to CIT its damages. Timely was not a party to any of the documents under which the plaintiff bases its cases, will file a timely answer to the complaint denying all of the material allegations and any liability on its part, and intends to vigorously defend this action.

         Gainey Transportation Services, Inc. v. Timely Transportation, Inc. and Timely North, Inc., case number 98-06917-CK, Circuit Court for the County of Kent, Michigan. Gainey Transportation Services, Inc. seeks recovery of approximately $65,000 in freight charges allegedly incurred by Timely North. Timely and Timely North have retained local counsel in Michigan in order to defend this matter. Timely's position is that only Timely North is responsible for alleged debt, if at all.

         Scott Logistics Corporation v. Timely North, Inc. and Timely Transportation, Inc., case number 34324, Superior Court of Gordon County, Georgia. The plaintiff filed suit in response to Timely North's efforts to collect $9,709.23 due on account from the plaintiff. The plaintiff filed suit against both Timely North and Timely seeking claims for $8,342.34 for alleged damages to freight and approximately $60,000 based on allegations of tortious interference with plaintiff's relationships with one or more of its customers. Timely and Timely North have filed an answer to the suit and are vigorously defending against plaintiff's claims. In addition, Timely North has filed a counterclaim in the amount of $9,709.23 for sums due on account from the plaintiff.

         T.M.B. Inc. v. Timely Transportation Inc. and Timely North, Inc., case number 98CV1931, U.S. District Court for the Northern District of Georgia, Atlanta Division. The plaintiff seeks to recover $99,998.52 for services rendered and goods supplied. Timely has filed an answer denying liability, and intends to vigorously defend on the merits.

         Trailer Leasing Company v. Timely Transportation, Inc., case number 98L05447, Circuit Court of Cook County, Illinois. The plaintiff seeks to recover $137,970.53 for alleged equipment rental charges. Timely disputes the amount claimed by the plaintiff, and has retained local counsel to file an answer and defend Timely's position.

         Arrow Lines Services, Inc. v. Timely North, Inc. Arrow claims that it is owed $71,053.89 for freight charges and repair bills incurred by Timely North, Inc. Arrow has retained counsel, but has not filed suit. Arrow's counsel has threatened to file suit not only against Timely North, but against other affiliates of the Company, seeking to hold those entities liable for the alleged debt of Timely North. In the event that Arrow pursues this matter through litigation against the Company and/or its affiliates, the Company will file a timely response to any such claim denying all of the material allegations and any liability on its part, and will vigorously defend any such claim.

         The Company is not a party to any other material legal proceedings other than routine litigation arising in the normal course of business.

Item 2.   Changes in Securities - Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting of the Shareholders of the Company was held on May 22, 1998 for the following purposes:

          1.   to elect five directors to serve for one-year terms

          2. to consider and act upon the proposal to amend the Company's 1996 Stock Option Plan to increase the shares reserved for issuance thereunder from 1,500,000 to 2,000,000

          3. to consider and act upon the proposal to adopt the Company's 1998 Employee Stock Purchase Plan

          Only shareholders of record at the close of business on April 10, 1998 were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management's solicitations.

         Proxies and ballots were received from the holders of 2,792,522 shares of the Company's common stock, representing 72.2% of the outstanding shares of common stock. The results were as follows:

         1. The five individuals nominated to serve as directors were elected with the number of votes for and withheld as indicated below:

         2.
                  Nominee                     For                     Withheld
                  -------                   ---------                 --------
              Dennis A. Bakal               2,792,522                     0
              Linda K. Roberts              2,792,522                     0
              Peter C. Roth                 2,792,422                     0
              Robert E. Altenbach           2,790,489                     0
              Gregory G. Hardwick           2,792,522                     0

              Also, the shareholders approved the following matters with the number of votes for, against and abstaining as indicated below:

                                                        For     Against  Abstain

         3.    The proposal to amend the Company's
               1996 Stock Option Plan                2,586,872  205,650       0
         4.    Proposal to adopt the Company's 1998
               Employee Stock Purchase Plan          2,786,689    4,333   1,500

         Item 5.   Other Information

         (a) Pursuant to Item 701(f) of Regulation S-B, the Company is obligated to report on the use of proceeds from the Initial Public Offering. The information provided below is given as of June 30, 1998.

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

                   (vii) Through June 30, 1998, $1,500,000 of the net proceeds of the Initial Public Offering was loaned to an unrelated party and the remainder was used in the Company's operations. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the Company's securities and affiliates of the Company.

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

4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 from the Registration Statement)

4.2  Specimen Redeemable Warrant Certificate (Incorporated by reference to
     Exhibit 4.2 from the Registration Statement)

27.1 Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K. There were no reports filed on Form 8-K during the three month period ended June 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

Date: August 13, 1998               By:  /s/ Dennis A. Bakal
      ---------------------              --------------------------------------
                                         Dennis A. Bakal
                                         President and Chief Executive Officer
                                         (principal executive officer)

Date: August 13, 1998               By:  /s/ Peter C. Roth
      ---------------                    --------------------------------------
                                         Peter C. Roth
                                         Chief Financial Officer
                                         (principal financial and accounting
                                         officer)