Form 10QSB
period 1998-09-30
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1998-11-16
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-QSB
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998
                                        ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    ----------------

                         Commission File No. 000-22571
                                             ---------

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

                  495 Lovers Lane Road, Calhoun, Georgia 30701
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (706) 629-8682
                                 --------------
              (Registrant's telephone number, including area code)

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes     No
                                                                ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, no par value per share, 3,867,850 shares issued and outstanding as of November 13,1998.

         Redeemable Common Stock Purchase Warrants, 1,437,500 issued and outstanding as of November 13, 1998.

         Transitional Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                      INDEX


                                                                                                        Page
                                                                                                        ----
PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997......................3

          Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 and 1997...............................................................4

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1998 and 1997 ....................................................................5

          Notes to the Consolidated Financial Statements..................................................6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation............8


PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings..............................................................................12

ITEM 2.   Changes in Securities..........................................................................14

ITEM 3.   Defaults Upon Senior Securities................................................................14

ITEM 4.   Submission of Matters to a Vote of Security Holders............................................14

ITEM 5.   Other Information..............................................................................14

ITEM 6.   Exhibits and Reports on Form 8-K...............................................................15

          Signatures.....................................................................................16

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements -

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                                                                     September 30,           December 31,
                                                                                         1998                   1997
                                                                                     -------------           ------------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $    571,208           $  1,422,732
Trade accounts receivable, net of allowance for doubtful accounts of
  $326,578 at September 30, 1998 and $267,578 at December 31, 1997                       8,292,197             10,690,400
Due from affiliate                                                                         429,365                458,615
Due from shareholder                                                                       577,197                577,197
Note receivable                                                                          2,053,282              1,532,877
Other                                                                                    2,178,324              1,389,213
                                                                                      ------------           ------------
         Total current assets                                                           14,101,573             16,071,034

PROPERTY AND EQUIPMENT, net                                                              7,129,600              4,984,987
OTHER ASSETS                                                                               908,034                393,786
                                                                                      ------------           ------------
         Total assets                                                                 $ 22,139,207           $ 21,449,807
                                                                                      ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $  3,119,905           $  3,543,051
Accrued liabilities                                                                      3,615,741              2,806,155
Line of credit                                                                           6,996,772              6,828,722
Current maturities of long-term debt and capital lease obligations                       1,478,519                941,488
                                                                                      ------------           ------------
         Total current liabilities                                                      15,210,887             14,119,416
                                                                                      ------------           ------------


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of
  current maturities                                                                     4,317,876              3,057,235
                                                                                      ------------           ------------
DEFERRED INCOME TAXES                                                                      237,209                237,209
                                                                                      ------------           ------------

SHAREHOLDERS' EQUITY:
Preferred stock; 100,000 shares authorized, no shares issued and outstanding                    --                     --
Common stock; no par value, 20,000,000 shares authorized, 3,867,850 and 3,867,000 issued and outstanding at September 30, 1998 and
  December 31, 1997, respectively                                                               --                     --
Common stock purchase warrants; 1,437,500  issued and outstanding
  at September 30, 1998 and December 31, 1997, respectively                                177,117                177,117
Additional paid-in capital                                                               5,569,529              5,567,243
Retained earnings (deficit)                                                             (3,373,411)            (1,708,413)
                                                                                      ------------           ------------
         Total shareholders' equity                                                      2,373,235              4,035,947
                                                                                      ------------           ------------
         Total liabilities and shareholders' equity                                   $ 22,139,207           $ 21,449,807
                                                                                      ============           ============

        The accompanying notes are an integral part of these consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1998 and 1997

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                                         -------------                    -------------

                                                    1998              1997              1998              1997
                                                          (Unaudited)                         (Unaudited)


OPERATING REVENUES                              $ 11,329,329       $ 9,112,972       $ 45,126,373       $ 24,971,396
                                                ------------       -----------       ------------       ------------
OPERATING EXPENSES:
Salaries, wages and benefits                       5,120,984         3,463,873         21,029,781          8,980,461
Purchased transportation                           1,398,754         2,059,381          5,173,842          6,112,085
Operating supplies and expenses                    1,951,818         1,446,383          9,133,680          4,627,306
Fuel and fuel taxes                                1,284,776         1,021,022          5,780,725          2,927,815
Communications and utilities                         231,350           126,255          1,007,839            328,628
Depreciation                                         188,111           103,627            716,919            257,100
Operating taxes and licenses                         161,141            23,934            513,320             93,678
Bad debt expense                                       3,000             3,016             59,000              9,016
Other operating expenses                             685,580           437,434          2,744,086          1,110,383
                                                ------------       -----------       ------------       ------------
       Total operating expenses                   11,025,514         9,017,925         46,159,192         24,446,472

INCOME (LOSS) FROM OPERATIONS                        303,815            95,047         (1,032,819)           524,924

OTHER INCOME (EXPENSE):
  Interest expense                                  (354,184)          (93,728)          (873,522)          (243,765)
  Other income, net                                   86,436           114,240            241,343            210,383
                                                ------------       -----------       ------------       ------------
INCOME (LOSS) BEFORE
 INCOME TAXES                                         36,067           115,559         (1,664,998)           491,542


PROVISION FOR INCOME TAXES                                --           (27,000)                --           (214,000)
PRO FORMA BENEFIT FOR INCOME TAXES                        --                --                 --             45,000
INCOME TAX PROVISION DUE TO
  CHANGE IN TAX STATUS                                    --                --                 --           (246,000)
                                                ------------       -----------       ------------       ------------
TOTAL PROVISION FOR
  INCOME TAXES                                            --           (27,000)                --           (415,000)
                                                ------------       -----------       ------------       ------------


NET INCOME (LOSS)                               $     36,067       $    88,559       $ (1,664,998)      $     76,542
                                                ============       ===========       ============       ============

NET INCOME (LOSS) PER COMMON SHARE - basic
  and diluted                                   $        .01       $      0.02       $       (.43)      $        .02
                                                ============       ===========       ============       ============
Weighted average common and common
  equivalent shares outstanding - basic            3,867,850         3,849,609          3,867,701          3,074,070
                                                ============       ===========       ============       ============

Weighted average common and common
  equivalent shares outstanding - diluted          4,624,482         4,727,892          3,867,701          3,971,384
                                                ============       ===========       ============       ============



  The accompanying notes are an integral part of these consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997


                                                                            Nine Months
                                                                         Ended September 30,
                                                                         -------------------
                                                                      1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                      (Unaudited)
Net income (loss)                                                 $(1,664,998)        $    76,542
                                                                  -----------         -----------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
  Deferred income taxes                                                    --             149,705
  Pro forma income tax adjustment                                          --             (45,000)
  Pro forma compensation expense                                           --             120,000
  Depreciation and amortization                                       716,919             257,100
  Changes in operating assets and liabilities:
    Trade accounts receivable, net                                  2,398,203          (1,075,373)
    Due from affiliate                                                 29,250            (197,266)
    Other current assets                                           (1,309,516)           (539,276)
    Accounts payable and accrued liabilities                          386,440           1,021,136
                                                                  -----------         -----------
      Total adjustments                                             2,221,296            (308,974)
                                                                  -----------         -----------
      Net cash provided by (used in) operating activities             556,298            (232,432)
                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (2,861,532)           (757,371)
Issuance of secured note from unrelated party                              --          (1,500,000)
Increase in other assets                                             (514,248)            (66,035)
                                                                  -----------         -----------
      Net cash used in investing activities                        (3,375,780)         (2,323,406)
                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit                                      168,000             170,946
Repayments of long-term debt and capital lease obligations         (1,031,091)           (345,129)
Proceeds from long-term debt                                        2,828,763             586,415
Net proceeds from sale of common stock and common stock
  purchase warrants                                                     2,286           5,687,194
Due from shareholder                                                       --             (25,000)
                                                                  -----------         -----------
  Net cash provided by financing activities                         1,967,958           6,074,426
                                                                  -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            (851,524)          3,518,588
CASH AND CASH EQUIVALENTS, beginning of period                      1,422,732             248,454
                                                                  -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                          $   571,208         $ 3,767,042
                                                                  ===========         ===========


        The accompanying notes are an integral part of these consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 and 1997


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

3.       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of the Company at September 30, 1998 and the consolidated results of the Company's operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

4.       INITIAL PUBLIC OFFERING

         On June 19, 1997, the Company's initial public offering (the "Initial Public Offering") was declared effective by the Securities and Exchange Commission. In the Initial Public Offering, the Company sold 1,250,000 shares of Common Stock at $6.00 per share and 1,437,500 redeemable common stock purchase warrants at $0.125 per warrant.

5.       PRO FORMA COMPENSATION EXPENSE

         Operating expenses of the Company reflect compensation expense on a pro forma basis of $120,000 for the nine months ended September 30, 1997 to reflect the fair value of services performed by the Company's Chief Executive Officer and President. Such amounts are an assumed expense only and have never been paid. Beginning on July 1, 1997, the actual compensation paid to such individual was recorded. A pro forma tax benefit of $45,000 related to this assumed compensation has also been reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 1997.

6.       DEBT COMPLIANCE

         Pursuant to the line of credit with its bank, the Company must satisfy certain financial and other covenants. As of September 30, 1998, the Company was in default under several non-monetary covenants. The Company has requested from the bank waivers of compliance with these covenants for the quarter ended September 30, 1998.

7.       COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Adoption of this statement had no impact on the Company because comprehensive income or loss was the same as net income or loss for the three and nine months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following analysis of the Company's financial condition as of September 30, 1998 and the Company's results of operations for the three and nine month periods ended September 30, 1998 and 1997 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E oft the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things:
(i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's consolidation of operations and issues related to Year 2000 compliance); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control, and that actual results may differ materially from those projected in the forward-looking statements. Actual results may differ materially from these forward-looking statements as a result of many factors, including the inability to obtain, continue and manage growth, growth in the Company's customers, increased competition, and the other factors discussed in the Company's registration statement of Form SB-2 as declared effective on June 19, 1997, including the "Risk Factors" section contained therein and the other documents filed thereafter by the Company pursuant to the Securities Exchange Act of 1934, as amended. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements and the notes thereto.

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

      Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for Federal Express Corporation ("FedEx") and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the nine month periods ended September 30, 1998 and 1997, FedEx accounted for approximately 27% and 51% respectively, of the consolidated operating revenues of the Company. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement. The agreement, originally due to expire in November 1998, has been extended until May 2000. There can be no assurance, however, that this agreement will be renewed at the expiration of this extended term.

      In developing its niche in the industry, Timely has concentrated, since January 1994, on the contract carriage of truckload freight for the air freight and expedited delivery markets. By concentrating in these markets, the Company has eliminated the need for terminals and has been able to focus its efforts on acquiring equipment and recruiting drivers and other personnel.

      Truck-Net, a licensed freight broker acquired by Mr. Bakal in 1991, performs truckload brokerage services in the same air freight and expedited delivery markets served by Timely. As a broker, Truck-Net matches a shipper with a specific routing and/or equipment need with a carrier able to satisfy the shipper's particular requirements. All carriers used by Truck-Net are required to be properly certified and to have a current certificate of insurance. When logistically feasible, Truck-Net utilizes Timely's equipment to complete the brokerage contracts. During the nine months ended September 30, 1998, Truck-Net was able to utilize Timely's equipment for approximately 13% of its shipments.

      Truck-Net offers its services to customers on a contract basis. Some of its services provide specific scheduled runs for a definite time period, and others provide deliveries on an as needed basis by the shipper. Truck-Net's largest customer, Panalpina Inc. ("Panalpina"), the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 9% and 16% of the Company's consolidated operating revenues for the nine month periods ended September 30, 1998 and 1997, respectively.

      In October 1997, the Company organized Timely North, Inc. ("Timely North") and entered into a marketing agreement (the "Marketing Agreement") with Continental American Transportation, Inc. ("Continental"). Under that agreement, Timely North, on November 1, 1997, leased or subleased from Continental and its two main operating subsidiaries, Carpet Transport, Inc. and Blue Mack Transport, Inc. (collectively "CTI"), substantially all of their operating assets and terminals. In addition, all of the employees of CTI were hired by Timely North effective November 1, 1997. The Marketing Agreement expired on July 31, 1998.

      The primary business of CTI was the truckload and less-than-truckload ("LTL") carriage of carpet from the manufacturing facilities located in north Georgia to customers primarily located in the eastern and southern United States. The movement of carpet is primarily a one direction movement with most of the carpet movement being outbound from north Georgia, making it necessary to find sufficient back-haul business to bring the trucks back to Georgia at the lowest possible cost. In April 1998 as a result of the losses it had incurred in its LTL operations, the Company ceased using the 17 remote LTL terminals located in 10 states that it had assumed operational control from CTI, terminated approximately 400 employees at these terminals, returned equipment to its Calhoun location and transferred the truckload carpet business to Timely.

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


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

         Operating revenues increased 81%, or $20.2 million, to $45.1 million for the nine month period ended September 30, 1998 from $25.0 million for the same period last year. Timely's revenue increased $10.2 million to $28.2 million primarily due to increases in business from core accounts and revenues generated from an expanded customer base. Timely North revenues included in the nine month period of 1998 were $10.6 million. Truck-Net and PTG, Inc. recorded revenues of $5.8 million and $428,000, respectively, in the first nine months of 1998 compared to $6.2 million and $750,000 in the same period of 1997.

         Operating expenses increased 89%, or $21.7 million, to $46.2 million for the nine month period ended September 30, 1998 from $24.5 million for the same period of 1997. Timely accounted for $10.0 million of this increase, primarily as a result of the increased revenue discussed above, while the inclusion of Timely North accounted for $11.8 million of the increase.

         On April 1, 1998 the Company ceased operating its LTL business operated by Timely North. Second and third quarter operating results reflect efficiencies realized by this change in operations, which include the reduction of equipment and personnel costs outlined above.

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

         The Company's net loss increased approximately $1.7 million from net income of $77,000 for the first nine months of 1997 compared to a net loss of $1.7 million for the comparable period of 1998, primarily as a result of losses incurred from the Timely North LTL operations.

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997

         The Company's operating revenues increased approximately $2.2 million, or 24%, to approximately $11.3 million for the three months ended September 30, 1998, from approximately $9.1 million for the three months ended September 30, 1997. Timely's revenues increased 37%, or $2.5 million, to $9.2 million from $6.7 million. Truck-Net and PTG recorded revenues of $2.0 million and $117,000, respectively, in the third quarter of 1998 compared to $2.2 million and $199,000, respectively, for the same period in 1997. The increase in Timely's revenues was primarily due to increases in business from core accounts and the addition of new customers during the third quarter of 1998. Timely's total revenue miles increased 26% to 7.3 million miles in the third quarter of 1998 from 5.8 million miles in the third quarter of 1997.

         The Company's operating expenses increased approximately $2.0 million, or 22%, to approximately $11.0 million in the three months ended September 30, 1998 from approximately $9.0 million for the three months ended September 30, 1997. The increase in the Company's operating expenses is primarily due to an increase of $2.1 million, or 32%, in Timely's operating expenses to $8.8 million from $6.7 million as a result increased revenue miles discussed above. Truck-Net's operating expenses were $2.0 million for the three months ended September 30, 1998 compared to $2.2 million for the same period of 1997.

         The Company recorded net income of $36,000 for the three months ended September 30, 1998 compared to net income of $89,000 in the third quarter of 1997.

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

         The Company had negative working capital of approximately $1.1 million at September 30, 1998 compared to positive working capital of approximately $2.0 million at December 31, 1997. Cash generated from the collection of accounts receivable was used to support the operating losses incurred by the LTL operations of Timely North in the first quarter of 1998. The current portion of long-term debt increased approximately $500,000 and accounts payable and other accrued liabilities increased approximately $400,000.

         Net cash provided by operating activities totaled approximately $556,000 for the nine month period ended September 30, 1998, compared to net cash used of approximately $232,000 in the comparable period ended September 30, 1997. This increase arose mainly from $1.7 million in losses for the nine months ended September 30, 1998 offset by a $2.4 million reduction in trade accounts receivable. Cash used in investing activities increased to approximately $3.4 million in 1998 primarily due to the acquisition of approximately $2.9 million of property and equipment. The Company installed $1.1 million of satellite communications equipment in its trucks and acquired $1.2 million of trailers to replace more expensive leased equipment. Proceeds from long-term debt, net of debt retirement, and net proceeds from the Company's line of credit were approximately $2.0 million.

         The Company has available a combined $9.0 million line of credit with a lending institution to provide for the Company's working capital and letter of credit requirements. The loan is guaranteed by the Company's principal shareholder and bears interest at a rate equal to 0.75% above the bank's base rate (as defined in the agreement). At September 30, 1998, the Company had $7.0 million outstanding under the line of credit with no availability remaining pursuant to the terms of the agreement. This facility, which was originally scheduled to mature on June 30, 1998, has been extended by the bank until December 31, 1998. The Company anticipates extending the current facility or entering into new arrangements with the bank by the end of the extended period. However, there can be no assurance that the Company will be able to further extend or enter into new arrangements with the bank on terms favorable to the Company, if at all, which might necessitate that the Company raise additional funds through the issuance of equity or convertible debt securities. Pursuant to the loan agreement with the bank, the Company must satisfy certain financial and other covenants. As of September 30, 1998, the Company was in default under several non-monetary covenants. The Company has requested from the bank waivers of compliance with these covenants.

         The Company believes that the continued improvement in cash flows from operations, as a result of the operating changes discussed above and from its existing lines of credit, if extended or otherwise renewed or replaced, will be sufficient to satisfy its contemplated cash requirements over the next 12 months. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all.

INFLATION

         Inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its rates to offset its increased expenses. No assurances can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

YEAR 2000 ISSUES

         The Company's business and relationships with its customers depends significantly on a number of computer software programs, internal operating systems and connections to other networks. If any of these software programs, systems or networks are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition, or results of operations of both the effected customers and the Company. The Company has conducted a preliminary review of its internal accounting and operating programs and systems and currently believes that these programs and systems and the network connections it maintains are adequately programmed to address the Year 2000 issue or can be modified or replaced to address the Year 2000 issue without incurring costs or delays which would have a material adverse effect on the Company's financial condition. However if the Company and third parties upon which it relies are unable to address this issue in a timely manner it could result in a material financial risks to the Company. The Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

          On or about December 31, 1997, an action was brought against the Company, Timely, Timely North and other unrelated parties in the case styled Lance Enterprises, Inc. v. Continental American Transportation, Inc., Carpet Transport, Inc., Professional Transportation Group Ltd., Inc., Timely North, Inc. and Timely Transportation, Inc., Case No. 33670, by Lance Enterprises, Inc. in the Superior Court of Gordon County, Georgia seeking recovery against the defendants for breach of contract, conspiracy to avoid a lawful obligation, tortious interference with contractual obligations, attorney's fees and expenses of litigation, quantum meruit, punitive damages and declaratory judgement. This lawsuit stems from the plaintiff's agreement with Continental American Transportation, Inc. under which plaintiff was to assist Continental American with the sale of its business for a prescribed fee. The plaintiff alleges that the Company's and Timely North's dealings with Continental American and its subsidiaries, specifically the $1.5 million loan and marketing arrangement, constitute a sale under the agreement. Continental American refused to pay the plaintiff any fee under the agreement. The Company, Timely and Timely North were not parties to the agreement, have filed an answer to the complaint denying all of the material allegations and any liability on their part and intend to vigorously defend this action. Discovery is proceeding in this action. In addition, the Company intends to file a motion for summary judgment with respect to this matter.

         On or about May 26, 1998, an action was filed against Timely and Timely North in the case styled Mellon U.S. Leasing v. Timely North, Inc. and Timely Transportation, Inc., Case No. 4:97-CV277 HLM,U.S. District Court for the Northern District of Georgia (Rome Division). This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that Timely North and Timely are indebted to Mellon in an amount to be determined at trial, but that is currently in the approximate amount of $105,000. While neither Timely nor Timely North have had any contractual relationship with Mellon, Mellon asserts in its complaint that the use of the rolling stock during the period of time that Timely and Timely North used the rolling stock. Timely and Timely North have timely filed answers to Mellon's complaint. The case is in the process of being settled for an amount favorable to Timely North and Timely.

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

         On or about June 17, 1998, a lawsuit was filed against Timely North and the Company in the case styled CIT Finance Group, Inc. v. Timely North, Inc. and Professional Transportation Group Ltd., Inc., Case No. 98-CV2280-2, Superior Court of Clayton County, Georgia. This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that Timely North and the Company are indebted to CIT in an amount to be determined at trial, but that CIT alleges to be approximately $350,000, an amount disputed by the Company. While neither Timely North nor the Company has had any contractual relationship with CIT, CIT asserts in its complaint that the use of its rolling stock entitles CIT to receive from Timely North and the Company the fair rental value of the rolling stock during the period of time that Timely North used the rolling stock. Timely North and the Company have timely filed answers to CIT's complaint, and intend to contest the case vigorously.

         An involuntary bankruptcy petition was filed on or about June 17, 1998 against Carpet Transport, Inc. in the case styled In re: Carpet Transport, Inc., Case No. 98-42224 HR, U.S. Bankruptcy Court for the Northern District of

Georgia (Rome Division). This action was filed by several parties purporting to be creditors of Carpet Transport and alleges among other things that Timely North or its affiliates had collected a portion of CTI's receivables, that a representative of the Company had caused CTI's withholding tax payments to the IRS to be diverted to Timely North's benefit (to pay Form 2290 taxes), and that Timely North had sold portions of CTI's equipment without an accounting for the sales proceeds. A trustee has been appointed, but neither the Company, Timely nor Timely North has had any communication with the trustee. In the event that the trustee pursues any of these claims against the Company or its affiliates, the Company and/or its affiliates will file a timely response to any such claim denying all of the material allegations and any liability on its part, and will vigorously defend against any such claim.

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

         On or about September 4, 1998, an action was filed against the Company, Timely and Timely North in the case styled U.S. Bancorp Leasing & Financial v. Timely North, Inc., Timely Transportation, Inc. and Professional Transportation Group Ltd., Inc., Case No. 34611, Superior Court of Gordon County, Georgia. This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that the Company, Timely and Timely North are indebted to U.S. Bancorp in an amount to be determined at trial. U.S. Bancorp is seeking $290,534.50, an amount disputed by the Company. While neither Timely, Timely North nor the Company has had any contractual relationship with U.S. Bancorp, U.S. Bancorp asserts in its complaint that the use of its rolling stock entitles it to receive from Timely, Timely North and the Company the fair rental value of the rolling stock during the period of time that Timely North used the rolling stock. Timely, Timely North and the Company have filed answers to U.S. Bancorp's complaint, and intend to contest the case vigorously.

         Gainey Transportation Services, Inc. v. Timely Transportation, Inc. and Timely North, Inc., case number 98-06917-CK, Circuit Court for the County of Kent, Michigan. Gainey Transportation Services, Inc. seeks recovery of approximately $65,000 in freight charges allegedly incurred by Timely North. Timely and Timely North have retained local counsel in Michigan in order to defend this matter. Timely's position is that only Timely North is responsible for alleged debt, if at all. This matter was dismissed by the court on November 6, 1998 due to lack of personal jurisdiction. Gainey may choose to refile its case in a proper jurisdiction.

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

         T.M.B. Inc. v. Timely Transportation Inc. and Timely North, Inc., case number 98CV1931, U.S. District Court for the Northern District of Georgia, Atlanta Division. The plaintiff seeks to recover $99,998.52 for services rendered and goods supplied. Timely has filed an answer denying liability, and intends to vigorously defend on the merits. Timely North did not dispute T.M.B.'s claims and a default judgement has been entered against Timely North.

         Trailer Leasing Company v. Timely Transportation, Inc., case number 98L05447, Circuit Court of Cook County, Illinois. The plaintiff seeks to recover $137,970.53 for alleged equipment rental charges. Timely disputes the amount claimed by the plaintiff, and has retained local counsel to file an answer and defend Timely's position.

         L.T.D. Logistics, Inc. and Arrow Lines Services, Inc. v. Timely Transportation, Inc. , Timely North, Inc. and Professional Transportation Group Ltd., Inc. L.T.D. and Arrow filed suit against Timely, Timely North and the Company on or about August 24, 1998, seeking recovery jointly and severally against all three companies in the amount of $71,328.30 for breach of contract and related claims. An answer denying liability has been filed on behalf of the Company and its affiliates. Discovery is proceeding. It is believed that liability in this matter is properly limited to Timely North. Timely North is asserting set-offs and other defenses which may serve to reduce its liability.

         Olsten Corporation v. Timely North, Inc. On or about October 12, 1998, Olsten Corporation filed a lawsuit against Timely North seeking recovery on a commercial account in the principal amount of $49,926.94, plus interest. Timely North has not disputed the amount claimed by Olsten.

         United States Fidelity & Guaranty Company v. Krogel Freight Systems of Georgia, Inc. and Timely Transportation, Inc. USF&G filed suit against Krogel Freight Systems of Georgia, Inc. and Timely on or about September 29, 1998, seeking recovery of $45,226.00 in principal plus substantial pre-judgement interest, allegedly representing unpaid insurance premiums on a 1994 workers' compensation policy. Timely denies liability and has filed an answer consistent therewith. Timely intends to contest the case vigorously.

         The Company is not a party to any other material legal proceedings other than routine litigation arising in the normal course of business.

Item 2.   Changes in Securities - Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information

         (a) Pursuant to Item 701(f) of Regulation S-B, the Company is obligated to report on the use of proceeds from the Initial Public Offering. The information provided below is given as of September 30, 1998.

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

                           (vii) Through September 30, 1998, $1,500,000 of the net proceeds of the Initial Public Offering was loaned to an unrelated party and the remainder was used in the Company's operations. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the Company's securities and affiliates of the Company.

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

                                    PROFESSIONAL TRANSPORTATION GROUP
                                    LTD., INC.



Date: November 16, 1998             By:   /s/ Dennis A. Bakal
      -----------------------           ---------------------------
                                        Dennis A. Bakal
                                        President and Chief Executive Officer
                                        (principal executive officer)


Date: November 16, 1998             By:   /s/ Susan P. Dial
      -----------------                 ---------------------------
                                        Susan P. Dial
                                        Acting Chief Financial Officer
                                        (principal financial and accounting
                                        officer)