Form 10-K405
period 1998-12-31
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1999-04-15
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________

                        COMMISSION FILE NUMBER: 000-22571

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
             (Exact Name of Registrant as Specified in Its Charter)

                               Georgia                                             58-1915632
   (State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)

               495 Lovers Lane Road, Calhoun, Georgia                                 30701
              (Address of Principal Executive Offices)                             (Zip Code)

          (Issuer's Telephone Number, Including Area Code):                      (888) 999-1964

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The estimated aggregate market value of the voting and nonvoting Common Stock held by non-affiliates computed by reference to the closing sale price of Common Stock on April 12, 1999, as reported on the Nasdaq Stock Market's SmallCap Market, was approximately $2,934,320. As of April 12, 1999, the Registrant had outstanding 3,968,160 shares of Common Stock and 1,437,500 Redeemable Common Stock Purchase Warrants.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be held on May 21, 1999 are incorporated by reference in Part III of this Form 10-K.

                               INDEX TO FORM 10-K

                                                                                                                Page
PART I

Item 1.           Business........................................................................................3

Item 2.           Properties.....................................................................................14

Item 3.           Legal Proceedings..............................................................................14

Item 4.           Submission of Matters to a Vote of Security Holders............................................14

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..........................14

Item 6.           Selected Financial Data........................................................................16

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations..........17

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk.....................................22

Item 8.           Financial Statements and Supplementary Data....................................................22

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........23

PART III

Item 10.          Directors and Executive Officers of the Registrant.............................................24

Item 11.          Executive Compensation.........................................................................26

Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................26

Item 13.          Certain Relationships and Related Transactions.................................................26

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................27

                                     PART I

ITEM 1.  BUSINESS

         This Annual Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations;
(iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, Year 2000 risks and concerns, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-3 (Registration Number 333-70985), as declared effective by the Securities and Exchange Commission on February 5, 1999.

OVERVIEW

         Professional Transportation Group Ltd., Inc., a Georgia corporation (the "Company"), is a transportation services company that provides ground transportation and logistics services for the air freight and floorcovering industries throughout the continental United States. The Company was founded by Dennis A. Bakal in October 1990, and he is the Company's majority shareholder and its Chairman, Chief Executive Officer and President. The Company serves as a holding company for its three operating subsidiaries: Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net") and PTG, Inc. ("PTG"). Effective January 1, 1997, Mr. Bakal contributed his shares of Timely, Truck-Net and PTG to the Company. On October 31, 1997, the Company, through its subsidiary Timely North, Inc. ("Timely North"), entered into a marketing agreement with Continental American Transportation, Inc. and its subsidiaries ("Continental American") whereby Timely North employed such entities' employees and leased and subleased their rolling stock. On March 27, 1998, the Company, through Timely North, entered into a Consulting and Non-Competition Agreement with CSI/Crown, Inc., a subsidiary of U.S. Xpress Enterprises, Inc. ("CSI/Crown"). Under this agreement, the Company ceased its less-than-truckload ("LTL") motor carrier operations in the floorcovering and carpet markets on April 1, 1998 and agreed not to compete in such LTL business for a period of five years. For the year ended December 31, 1998, Timely accounted for approximately $36.5 million or 66% of the Company's revenues, Truck-Net accounted for approximately $7.9 million or 14% of the Company's revenues, PTG accounted for approximately $600,000 or 2% of the Company's revenues and Timely North accounted for approximately $10.1 million or 18% of the Company's revenues.

         The Company's consolidated revenues increased by 28% from 1997 to 1998. The Company attributes its growth to management's knowledge and experience in the air freight industry, the marketing arrangement with Continental American, consistent, on-time deliveries, and superior customer service. Management believes that revenues will continue to increase, as trends toward an expansion of core carrier relationships and a trend toward reductions of private fleets and greater outsourcing by shippers favor more efficient and cost-effective providers of transportation services.

INDUSTRY

         The Company's main businesses, Timely and Truck-Net, operate in the non-local segment of the trucking industry, which segment had revenues of $330 billion in 1995. A further refinement of the industry segment would place these operations in the $60 billion (1996) for-hire truckload carrier segment. Truckload carriers typically transport full trailer loads directly from origin to destination without enroute handling. The for-hire truckload segment is highly fragmented with the ten largest for-hire truckload carriers accounting for less than 13% of total for-hire truckload revenues in 1996.

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

TRANSPORTATION SERVICES

         Through its Timely subsidiary, which was formed in 1991, the Company provides time-definite truckload transportation services for companies in the air freight and expedited delivery and floor covering markets. Operating both common carrier and dedicated fleet services for its customers, Timely moves freight across long and short distances with very precise schedules for pickups and deliveries. The Company's "Almost as Fast as Air"(SM) service has transit times comparable to those of deferred air freight services. The Company focuses on the marketing of its services to the large carpet manufacturers located in the southeastern U.S. The Company's services to these customers include multiple drops; appointment pick-ups and deliveries; assistance in loading and unloading; dedicated equipment with extra trailers that can be located for the convenience of customers; and the assignment of particular drivers and equipment to prescribed routes, providing better service to customers while maintaining a high equipment utilization.

         As of December 31, 1998, Timely operated approximately 236 Company-owned or leased tractors and used 29 owner-operators that may provide one or more pieces of operating equipment. Timely operates in all of the 48 contiguous states, but its primary activity is in the eastern half of the U.S. As of December 31, 1998, approximately 41% of the tractors operated by Timely served dedicated lane segments.

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

COURIER/DELIVERY SERVICES

         PTG operates a courier/delivery service known as "Rapid Transit" in the Atlanta, Georgia metropolitan area. As of December 31, 1998, PTG had 10 drivers. In addition to providing general courier services, PTG has entered into agreements with several major manufacturers of office equipment. Under these agreements, PTG retrieves copiers, fax machines, and telephone equipment that are in need of repair or coming off lease and returns such items to the manufacturer.

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

         FedEx is the Company's largest customer, and the Company serves as one of eight core carriers for FedEx. The Company has entered into an agreement to provide services for FedEx over certain lane segments. The lane segments are awarded based on competitive bids solicited among the group of core carriers. As new lane segments become available, the Company bids for such segments, and any new segments awarded will terminate at the termination of the agreement which will expire on in May 2000. FedEx is not precluded from performing the services itself or through its subsidiaries or affiliates. In addition, FedEx may terminate its agreement with the company upon 30 days notice and the payment of a termination charge. The Company is required under the agreement to maintain a minimum service level, and its performance to date has exceeded the minimum operating performance requirements of the agreement. It is currently anticipated that, provided the Company maintains its level of performance, the agreement will be renewed upon expiration. There can be no assurance, however, that this agreement will be renewed.

         For the year ended December 31, 1998, the Company's five largest customers accounted for approximately 52% of the Company's consolidated revenues. Of these five customers, FedEx and Panalpina, Inc. ("Panalpina"), the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 33% and 10%, respectively, of the revenues generated during the year ended December 31, 1998. No other customer accounted for more than 10% of the Company's consolidated revenues during the year ended December 31, 1998. The loss of either FedEx or Panalpina would have a material adverse effect on the results of operations for the Company.

EQUIPMENT AND TECHNOLOGY

         Most of the Company's equipment is utilized by Timely. As of December 31, 1998, the Company operated a modern fleet of approximately 265 tractors with an average age of less than three years. The Company leases its tractors from large national leasing companies or through the leasing programs of the manufacturer. This leasing strategy gives the Company the availability of nationwide maintenance facilities to ensure minimal down time in case of mechanical failure, as well as a nationwide system for the performance of scheduled preventative maintenance, no matter where the individual unit is located. The Company launched a program in 1996 to purchase or lease, on more favorable terms, its operating equipment. Prior to 1996, most of the Company's operating equipment was leased under terms which included a 15% premium for rented tractors, and a mileage charge for maintenance on the vehicles. During 1998, the Company acquired 130 new tractors under operating leases from various financing sources. These tractors are covered by manufacturer warranties during most of their lease term, which the Company believes will lead to additional maintenance savings.

         In the early years of Timely's operations, it also leased its trailer fleet. In 1995 and 1996 the Company began purchasing its trailers through either direct bank borrowings or capitalized leases. In coming to the decision to own rather than lease trailers, the Company considered the longer life, relatively higher salvage value, simplified maintenance costs of trailers as compared with tractors, and the need to install required cargo handling systems in certain trailers. While it has been necessary to install cargo handling systems in certain leased trailers in the past, it is the Company's intention to install the required equipment only in Company-owned vehicles in the future. Any cargo handling equipment will be removed from leased trailers at the termination of the lease agreement. The current trailer fleet mostly contains modern, 53-foot long, high cubic capacity units, many equipped with roller systems to facilitate cargo loading and unloading. The average age of the trailer fleet is less than four years. As of December 31, 1998, the Company operated a fleet of approximately 548 trailers, of which approximately 36% were leased.

         The Company has invested heavily in modern computer and communications technology, and considers itself a leader in the industry in this aspect. The modern tractor fleet operated by Timely (and most of the equipment operated by companies utilized by Truck-Net) utilizes onboard computers with satellite communications capabilities. Each tractor in the Timely fleet is equipped with a Qualcomm satellite communications system, which allows the dispatchers to follow the progress of a vehicle, its speed, fuel consumption, and most importantly, its adherence to schedule, while allowing the timely and efficient communication of operating data, such as pickup and delivery instructions, directions to customer facilities, loading instructions, routing, fuel, taxes, mileage, payroll, safety, weather advisories, and traffic and maintenance information. The satellite tracking of the movement of the vehicles, the constant monitoring of schedule, speed, and fuel consumption, and the availability of two-way communication has allowed the Company to fine-tune its operation and deliver its customers a high level of on-time service.

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

         The Company seeks to maintain a qualified driver force by providing attractive and comfortable equipment, direct communication with senior management, competitive wages and benefits and other incentives designed to encourage driver retention and long-term employment. Many drivers are assigned to dedicated or semi-dedicated routes, thereby enhancing job predictability. Drivers are recognized for providing superior service and developing good safety records and must successfully complete driver reviews administered by the Company's safety department.

         As of December 31, 1998, the Company employed 445 persons, 331 of whom were drivers; 21 were in sales and customer service; 40 were in operations; 13 were in maintenance and security and 40 were in administration and management. As described above, all of the Company's employees, other than its executive officers, are leased from a third-party leasing company. The Company also had contracted with 29 independent contractors as of December 31, 1998, to provide tractors. None of the Company's employees are represented by a labor union. The Company believes its relationship with its employees is good.

INDEPENDENT CONTRACTORS

         Because independent contractors provide their own tractors, they provide the Company an alternative method of obtaining additional revenue equipment. The Company intends to continue to increase its use of independent contractors. As of December 31, 1998, the Company utilized 29 independent contractors. Each independent contractor enters into a contract with the Company pursuant to which it is required to furnish a tractor and a driver or team of drivers exclusively to transport, load and unload goods carried by the Company. Independent contractors are paid a fixed level of compensation based on a fee per mile. Independent contractors are obligated to maintain their own equipment and pay for their own fuel. The Company provides trailers for each independent contractor.

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

         The principal claims arising in the Company's business consist of cargo loss and damage, and auto liability (personal injury and property damage). The Company's insurance policies provide for general liability coverage up to $1,000,000 per occurrence and automobile liability coverage up to $1,000,000 per occurrence. The Company carefully monitors claims and participates actively in claims estimates and adjustments.

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

         The Company's motor carrier operations are also subject to federal and state environmental laws and regulations, including laws and regulations dealing with the transportation of hazardous materials and other environmental matters. Specifically, the U.S. Environmental Protection Agency ("EPA") requires motor carrier operators to obtain a Certificate of Registration in order to transport hazardous materials. The Company has initiated programs to comply with all applicable environmental regulations. For example, the Company requires each of its drivers to participate in training regarding the handling of hazardous materials, including tests given to the drivers after such training to ensure that the basic skills have been achieved. As part of its safety and risk management program, the Company periodically performs an internal environmental review to assist in environmental compliance and avoid environmental risk. The Company has operating authority (in the form of the EPA-required Certificate of Registration) to ship environmentally hazardous substances and, to date, has experienced no claims for hazardous substance shipments. The shipment of hazardous materials has not been a material part of the Company's business, to date. In addition, the Company has underground storage tanks for diesel fuel at its terminals in Calhoun, Georgia. As a result, the Company is subject to regulations promulgated by the EPA governing the design, construction and operation of underground fuel storage tanks from installation to closure. The Company believes that all of these tanks are in substantial compliance with EPA regulations. The Company terminated its use of these tanks during 1998. In the event the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability (which are determined on a case-by-case basis).

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

PROPERTIES

         The Company's principal offices and corporate headquarters are located on approximately 30 acres facility at 495 Lovers Lane, Calhoun, Georgia, 30701. This property contains approximately 33,000 square feet of office space, approximately 27,800 square feet of shop, tire and maintenance facilities, approximately 1,900 square feet for employee-driver's training and lounge facilities, a 129-bay loading dock facility and a four-lane fuel center. The Company has given notice to the lessors of this facility of the Company's intention to terminate the lease for these premises after May 5, 1999. The Company intends to locate comparable facilities closer to the Atlanta metropolitan area, where it believes it will be less difficult to locate and hire personnel. In this regard, the Company has recently executed a lease for a facility in northwest Atlanta, Georgia commencing on May 1, 1999 for a term of seven years. The new space contains 12,579 square feet of office space. The Company intends to outsource its maintenance after the move. The Company believes that its new facilities will be adequate for its present needs.

LITIGATION

         On or about December 31, 1997, an action was brought against the Company, Timely, Timely North and other unrelated parties in the case styled Lance Enterprises, Inc. v. Continental American Transportation, Inc., Carpet Transport, Inc., Professional Transportation Group Ltd., Inc., Timely North, Inc. and Timely Transportation, Inc., Case No. 33670, by Lance Enterprises, Inc. in the Superior Court of Gordon County, Georgia seeking recovery against the defendants for breach of contract, conspiracy to avoid a lawful obligation, tortious interference with contractual obligations, attorney's fees and expenses of litigation, quantum meruit, punitive damages and declaratory judgment. This lawsuit stems from the plaintiff's agreement with Continental American Transportation, Inc. ("Continental American") under which plaintiff was to assist Continental American with the sale of its business for a prescribed fee. The plaintiff alleged that the Company's and Timely North's dealings with Continental American and its subsidiaries, specifically the $1.5 million loan and marketing arrangement, constitute a sale under the agreement. Continental American refused to pay the plaintiff any fee under the agreement. The Company, Timely and Timely North were not parties to the agreement, filed an answer to the complaint denying all of the material allegations and any liability on their part and vigorously defended this action. After the Company filed a motion for summary judgment with respect to this matter in

January 1999, the matter was recently settled with the Company agreeing to pay the plaintiff $5,000. The case has been dismissed with prejudice.

         An involuntary bankruptcy petition was filed on or about May 26, 1998 against Continental American, the parent corporation of Carpet Transport, Inc. ("CTI"), in the case styled In re: Continental American Transportation, Inc., Case No. 98-41900 HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). This action was initiated by several parties purporting to be creditors of Continental American. The involuntary bankruptcy petition resulted in the appointment of a trustee. The trustee has pursued all bankruptcy claims against the Company under the CTI Properties, Inc. bankruptcy. See below.

         An involuntary bankruptcy petition was filed on or about August 7, 1998 by CTI Properties, Inc. a wholly-owned subsidiary of Continental American, in the case styled In re: CTI Properties, Inc., Case No. R98-42886-HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). The same trustee has been appointed for both Continental American and CTI Properties. The trustee has filed an adversary proceeding against the Company asserting that the Company's first priority security deed may be avoided as a preference. The Company intends to deny that its first priority security interest may be avoided, but even if the trustee's argument is accepted by the court, the Company has title insurance on the property as well as the personal guarantee of one of the owners of the property.

          On or about June 17, 1998, a lawsuit was filed against Timely North and the Company in the case styled CIT Finance Group, Inc. v. Timely North, Inc. and Professional Transportation Group Ltd., Inc., Case No. 98-CV2280-2, Superior Court of Clayton County, Georgia. This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that Timely North and the Company are indebted to CIT in an amount to be determined at trial, but that CIT alleges to be approximately $350,000, an amount disputed by the Company. While neither Timely North nor the Company has had any contractual relationship with CIT, CIT asserts in its complaint that the use of its rolling stock entitles CIT to receive from Timely North and the Company the fair rental value of the rolling stock during the period of time that Timely North used the rolling stock. Timely North and the Company have timely filed answers to CIT's complaint, and intend to contest the case vigorously. Discovery in the case is progressing.

         An involuntary bankruptcy petition was filed on or about June 17, 1998 against CTI in the case styled In re: Carpet Transport, Inc., Case No. 98-42224 HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). This action was filed by several parties purporting to be creditors of CTI and alleges among other things that Timely North or its affiliates had collected a portion of CTI's receivables, that a representative of the Company had caused CTI's withholding tax payments to the IRS to be diverted to Timely North's benefit (to pay Form 2290 taxes), and that Timely North had sold portions of CTI's equipment without an accounting for the sales proceeds. A trustee has been appointed and is investigating these potential claims. The trustee has also questioned the receipt by the Company of a payment it received for a consulting and non-competition agreement. The trustee also questioned the fully-secured status and priority of the Company's September 12, 1997 secured loan to CTI and its affiliates of $1.5 million. The Company denies that its first priority secured status should be challenged, but even if this challenge is successful, the Company has title insurance on the property and a personal guarantee of one of the owners of the property. The trustee also questioned whether the Company was entitled to the proceeds of the sale of certain rolling stock formerly leased by CTI. In the event that the trustee should pursue any of these claims against the Company or its affiliates, the Company and/or its affiliates will file a timely response to any such claim denying all of the material allegations and any liability on its part, and will vigorously defend against any such claim.

         On or about July 30, 1998, an action was brought against Timely and other defendants in the case styled The CIT Group/Equipment Financing, Inc. v. Timely Transportation, Inc. et al., Case No. 98-14395, Court of Common Pleas of Montgomery County, Pennsylvania. The plaintiff as a secured creditor of various defendants other than Timely alleges that those defendants defaulted in their installment payments to the plaintiff, that the plaintiff sold the collateral in a foreclosure sale, that the plaintiff has been damaged in the amount of approximately $151,000, and that Timely is a "successor" to the other defendants and therefore owes to CIT Group its damages. Timely was not a party to any of the documents under which the plaintiff bases its cases, has filed a timely answer to the complaint denying all of the material allegations and any liability on its part, and intends to vigorously defend this action.

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

         Gainey Transportation Services, Inc. v. Timely Transportation, Inc. and Timely North, Inc., Case No. 98-06917-CK, Circuit Court for the County of Kent, Michigan. Gainey Transportation Services, Inc. seeks recovery of approximately $65,000 in freight charges allegedly incurred by Timely North. Timely and Timely North have retained local counsel in Michigan in order to defend this matter. Timely's position is that only Timely North is responsible for alleged debt, if at all. This action was dismissed for lack of jurisdiction and has not yet been re-filed in Georgia.

         Scott Logistics Corporation v. Timely North, Inc. and Timely Transportation, Inc., Civil Action File No. 34324, Superior Court of Gordon County, Georgia. The plaintiff filed suit in response to Timely North's efforts to collect $9,709.23 due on account from the plaintiff. The plaintiff filed suit against both Timely North and Timely seeking claims for $8,342.34 for alleged damages to freight and approximately $60,000 based on allegations of tortious interference with plaintiff's relationships with one or more of its customers. Timely and Timely North have filed an answer to the suit and are vigorously defending against plaintiff's claims. In addition, Timely North has filed a counterclaim in the amount of $9,709.23 for sums due on account from the plaintiff.

         T.M.B. Inc. v. Timely Transportation Inc. and Timely North, Inc., Case No. 98-CV-1931, U.S. District Court for the Northern District of Georgia, Atlanta Division. The plaintiff seeks to recover $99,998.52 for services rendered and goods supplied. Timely has filed an answer denying liability, and intends to vigorously defend on the merits.

         Trailer Leasing Company v. Timely Transportation, Inc., Case No. 98-L-05447, Circuit Court of Cook County, Illinois. The plaintiff seeks to recover $137,970.53 for alleged equipment rental charges. Timely disputed the amount claimed by the plaintiff. In April 1999, this matter was settled. The Company has agreed to pay the plaintiff a total of $108,000 in 18 equal monthly installments.

         L.T.D. Logistics, Inc. and Arrow Lines Services, Inc. v. Timely Transportation, Inc., Timely North, Inc. and Professional Transportation Group Ltd., Inc., Civil Action File No. 981-6827-99,

Superior Court of Cobb County, Georgia. The plaintiffs claim that they are owed $71,328.30 for services allegedly rendered. The Company filed an answer denying liability and asserting that the liability, if any, is solely that of Timely North, Inc. In addition, Timely North, Inc. has asserted setoffs to the plaintiff's claims..

         USF&G v. Timely Transportation, et al, Civil Action No. 98A5879-4, State Court of Cobb County, Georgia. USF&G is seeking recovery in the amount of $52,229.66 for alleged workers' compensation insurance audit premiums, dating back to 1994. Timely has filed an answer denying responsibility for such premiums and intends to vigorously defend this matter.

         The Company is not a party to any other material legal proceedings.

ITEM 2.  PROPERTIES

         See the information provided in Item 1 above entitled "Business -- Properties" for information with respect to the Company's facilities.

ITEM 3   LEGAL PROCEEDINGS

         See the information provided in Item 1 above entitled "Business - Litigation" for information with respect to the Company's material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's Common Stock and Redeemable Common Stock Purchase Warrants (the "Warrants") are traded on the Nasdaq Small Cap Market under the symbols "TRUC" and "TRUCW," respectively. The reported high- and low-bid and ask prices for the Common Stock and the Warrants are shown below for the period from June 19, 1997 (the date of the Company's initial public offering):

                                                                          Common Stock
                                                                          ------------
                                                                High                      Low
                                                                ----                      ---
1998
----

First Quarter..................................                $4.09                     $2.50
Second Quarter.................................                 3.31                      2.75
Third Quarter..................................                 2.44                      1.06
Fourth Quarter.................................                 3.25                      1.53

1997
----

Second Quarter (from June 20, 1997)..............              $6.25                     $5.25
Third Quarter ...................................               5.16                      1.88
Fourth Quarter ..................................               5.00                      3.69


                                                                            Warrants
                                                                            --------
                                                               High                       Low
                                                               ----                       ---
1998
----

First Quarter..................................                $0.70                      $0.38
Second Quarter.................................                 0.69                       0.38
Third Quarter..................................                 0.50                       0.16
Fourth Quarter.................................                 0.41                       0.22

1997
----

Second Quarter (from June 20, 1997).............                $1.50                     $0.63
Third Quarter....................................                0.88                      0.31
Fourth Quarter...................................                0.94                      0.56


         The last reported sale price of the Company's Common Stock and Warrants as of April 12, 1999 was $2.00 per share and $0.1875 per Warrant, as reported by Nasdaq. The prices represented above are bid and ask prices which represent prices between broker-dealers, do not include retail mark-ups, mark-downs or any commissions to broker-dealers and do not reflect prices in actual transactions. As of March 29, 1999, there were approximately 20 record owners (for over 475 beneficial owners) of Common Stock and seven record owners of Warrants.

         The Company intends to retain any future earnings for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. In addition, the terms of the Company's Amended and Restated Commercial Loan Agreement with SouthTrust Bank, N.A. and other agreements restricts the Company's ability to declare or pay dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto and other financial information included elsewhere in this Annual Report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below. The selected consolidated financial data of the Company for the years ended December 31, 1995, 1996, 1997 and 1998 were derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. These results may not be indicative of future results.


                                                                   YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                  1995              1996              1997              1998
                                               ----------        ----------        ----------        ----------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Operating revenues ......................      $   17,485        $   21,172        $   43,065        $   55,067
Total operating expenses ................          17,705            20,630            44,587            55,879
Operating income (loss) .................            (220)              542            (1,523)             (812)
Other income (expense), net .............             (30)             (221)               (1)           (2,686)
Income (loss) before provision for income
   taxes ................................            (250)              321            (1,524)           (3,498)
Provision (benefit) for income taxes ....             (95)              137               246                --
Net income (loss) .......................            (155)              184            (1,770)           (3,498)
Basic and diluted net income (loss) per
   common share(5) ......................           (0.06)             0.06             (0.54)            (0.90)
Weighted average common shares
   outstanding ..........................       2,500,000         3,281,862         3,273,932         3,867,883


                                                     AS OF DECEMBER 31,
                                    ---------------------------------------------------
                                      1995          1996           1997           1998
                                    -------       -------       --------       --------
BALANCE SHEET DATA:
Cash and cash equivalents ....      $    17       $   248       $  1,423       $  1,004
Working capital (deficit) ....         (385)          354           (388)        (4,565)
Total assets .................        4,016         5,346         21,450         19,819
Long-term debt ...............        1,523         1,187          3,057          4,269
Shareholders' (deficit) equity         (305)           (1)         4,036            859

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition as of December 31, 1998, and the Company's results of operations for the years ended December 31, 1996, 1997 and 1998, should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The financial information listed below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the notes thereto and the other financial data included elsewhere in this Annual Report.

OVERVIEW

         Through December 31, 1996 the Company, Timely and Truck-Net operated as three separate entities. At such time, Dennis A. Bakal, the Company's majority stockholder and then sole director owned all of the shares of Timely and Truck-Net. Effective January 1, 1997, Mr. Bakal contributed his ownership in Timely and Truck-Net to the Company, along with his ownership of PTG, a previously inactive company. On December 31, 1996, PTG acquired certain assets (subject to certain liabilities), business, operating authorities, names and customer lists of Rapid Transit ("Rapid"), the courier division of a company controlled by Mr. Bakal, and certain fixed assets from another company owned by Mr. Bakal, all in exchange for amounts due the Company, Timely and Truck-Net from the former corporate owner of Rapid. On June 19, 1997, the Company completed its initial public offering, which resulted in net proceeds to the Company of approximately $5.7 million.

         Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for FedEx and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the years ended December 31, 1998, 1997 and 1996, FedEx accounted for approximately 32.7%, 41.2% and 35.7%, respectively, of the consolidated operating revenues of the Company. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement, and management anticipates the renewal of the agreement when it expires in May 2000. There can be no assurance, however, that this agreement will be renewed.

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

         Under the Marketing Agreement, Timely North would service the former customers of CTI, pay fair market value rent for the equipment and facilities of CTI and pay to CTI a commission on all retained business for the period from November 1, 1997 to July 31, 1998. The Marketing Agreement also granted Timely North the exclusive option to acquire substantially all of CTI's assets for a period which expired on July 31, 1998. The Marketing Agreement terminated on July 31, 1998. The primary business of CTI was the truckload and less-than-truckload ("LTL") cartage of carpet from the manufacturing facilities located in north Georgia to customers primarily located in the eastern and southern United States. The business was headquartered in Calhoun, Georgia, the heart of the carpet manufacturing industry in the United States, and served most of the major carpet mills. The movement of carpet is primarily a one direction movement with most of the carpet movement being outbound from north Georgia, making it necessary to find sufficient back-haul business to bring the trucks back to Georgia at the lowest possible cost. CTI operated 17 remote terminals to handle the LTL freight it received from the mills. These terminals were located in 10 states. On November 1, 1997 Timely North began operating these terminals and began an analysis of the LTL business. In January 1998, Timely North announced a substantial rate increase to its LTL customers in an attempt to bring this part of the operation to a profitable level. On March 27, 1998, Timely North entered into an agreement with CSI/Crown, Inc. ("CSI/Crown"), an industry competitor and subsidiary of US Xpress Enterprises, Inc., under which Timely North terminated its LTL operations as of April 1, 1998 and used its reasonable best efforts to persuade the LTL customers to transfer their business to CSI/Crown. At the time of termination, all LTL terminals were closed, employees terminated and equipment and records prepared for return to the Calhoun location. All terminal location leases were either leased by CTI or are owned by a former subsidiary of Continental. Neither the Company nor Timely North is a party to any of the leases or finance contracts entered into by CTI or Continental.

         During the second quarter of 1998, the Company consolidated the operations of Timely and Timely North which allowed it to eliminate duplicative functions and permitted the free interchange of drivers and equipment between fleets. The Company believes that this consolidation has improved customer service, lowered "deadhead" miles and lowered its operating costs.

         Truck-Net, a licensed freight broker, performs truckload brokerage services in the same air freight and expedited delivery markets served by Timely. As a broker, Truck-Net matches a shipper with a specific routing and/or equipment need with a carrier able to satisfy the shipper's particular requirements. All carriers used by Truck-Net are required to be properly certificated and to have a current certificate of insurance. When logistically feasible, Truck-Net utilizes Timely's equipment to complete the brokerage contracts. During the year ended December 31, 1998, Truck-Net was able to utilize Timely's equipment for approximately 21% of its shipments. The Company anticipates that this utilization will increase in the future. In the first quarter of 1998 the Company began dedicating a portion of the Timely fleet to servicing Truck-Net customers.

         Truck-Net offers its services to customers on a contract basis. Some of its services provide specific scheduled runs for a definite time period, and others provide deliveries on an as needed basis by the shipper. Truck-Net's largest customer, Panalpina, the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 10%, 13% and 16% of the Company's consolidated operating revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

         Year Ended December 31, 1998 compared to Year Ended December 31, 1997

         The Company's operating revenues increased 27.9%, or $12.0 million, to $55.1 million for the year ended December 31, 1998 from $43.1 million for the same period last year, primarily due to increases in business from Timely's core accounts and revenues generated from an expanded customer base. Timely accounted for approximately $36.5 million, or 66.2%, of the Company's revenues ($25.3 million, or 58.8%, in 1997), Truck-Net accounted for approximately $7.9 million, or 14.4%, of the Company's revenues ($8.7 million, or 20.1%, in 1997), Timely North accounted for approximately $10.1 million, or 18.3%, of the Company's revenues ($8.2 million, or 19.0%, in 1997), and PTG accounted for approximately $584,000, or 1.1%, of the Company's revenues ($902,000, or 2.1%, in 1997). The
Company terminated the operations of Timely North in April 1998.

         The Company's operating expenses increased 25.3%, or $11.3 million, to $55.9 million for the year ended December 31, 1998 from $44.6 million for the same period of 1997, primarily as the result of costs associated with increased revenues discussed above. The Company's operating expenses consist primarily of the direct costs attributable to operation of the Company's equipment including driver payroll and related costs, fuel, equipment rental, etc., and in the case of Truck-Net, the cost of purchased transportation. Timely accounted for approximately $35.4 million, or 63.4%, of the Company's operating expenses ($24.8 million, or 55.6%, in 1997), Truck-Net accounted for approximately $7.5 million, or 13.5%, of the Company's operating expenses ($8.2 million, or 18.6%, in 1997), Timely North accounted for approximately $11.4 million or 20.3 % of the Company's operating expenses ($10.1 million, or 22.5%, in 1997), and PTG accounted for approximately $1.6 million, or 2.8%, of the Company's operating expenses ($1.5 million, or 3.3%, in 1997).

         Net non-operating expense increased $2.7 million for the calendar year of 1998 compared to the same period in 1997. During 1998, the Company recorded approximately $1.8 million in nonrecurring charges related to its terminated marketing agreement with CTI. Interest expense increased approximately $1.0 million in the year ended December 31, 1998 compared to the same period in 1997. This increase was the result of (i) borrowings under the Company's lines of credit during the last quarter of 1997, (ii) new financing related to the purchase of equipment in lieu of leasing and (iii) the recognition of $141,000 of nonrecurring interest expense related to the issuance in December 1998 of convertible debentures. The above expenses were partially offset by a $100,000 increase in other income

         During the first quarter of 1997, the Company recognized a tax provision of $246,000 which is a one-time charge related to the termination of the S corporation election of the Company and certain of its subsidiaries and represents the recognition of deferred tax liabilities attributable to these entities, which treatment is mandated by SFAS Statement No. 109, "Accounting for Income Taxes". No tax benefit was recognized for consolidated losses incurred during 1997 and 1998 as it is not probable that such benefits will be realized by the Company. The losses will be carried forward to offset taxable income in future periods.

         The Company's net loss increased approximately $1.7 million to $3.5 million for the year ended December 31, 1998 compared to $1.8 million for the comparable period of 1997. Losses from the operations of Timely North combined with costs incurred to discontinue those operations and costs related to the termination of the marketing agreement with CTI amounted to approximately $3.3 million in 1998.

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

         Prior to January 1, 1997, the Company and all of its then subsidiaries except Truck-Net had elected to be treated as S corporations for federal and state income tax purposes. Accordingly, all income or losses of these companies were recognized by the shareholders of the companies on their individual tax returns. The statement of operations for the year ended December 31, 1996, reflect income tax provisions or benefits on a pro forma basis as if the Company and all of its subsidiaries were liable for federal and state income taxes as taxable corporate entities for that year.

         After including the loss from operations attributable to the Timely North operation for the period from November 1, 1997 to December 31, 1997, the Company experienced a consolidated loss for income tax purposes in 1997. Due to the cessation of S Corporation status effective January 1, 1997, no portion of the consolidated loss incurred in 1997 is recoverable from prior years and will be carried forward. Accordingly, no tax benefit arising from operations was recorded in 1997. The $246,000 tax expense recorded in the first quarter of 1997 was attributable to timing differences existing at the time of the change in tax status of the Company.

         Net income decreased approximately $2.0 million to a loss of approximately $1.8 million in 1997 from pro forma net income of $184,000 in 1996 primarily as a result of the operations of Timely North for the period of its inclusion in the 1997 financial statements. The loss attributable to the operations of Timely North for the year ended December 31, 1997 was approximately $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had negative working capital of approximately $4.6 million at December 31,1998 compared to a working capital deficit of approximately $388,000 at December 31, 1997. Cash and cash equivalents decreased by approximately $419,000 and accounts receivable decreased $3.3 million. Cash generated from the collection of accounts receivable was used to support operating losses incurred by the LTL operations of Timely North. The current portion of long-term debt, net of repayment of the Company's lines of credit, increased approximately $384,000.

         Net cash provided by operating activities totaled approximately $925,000 for the year ended December 31, 1998, compared to net cash used of approximately $6.0 million for the year ended December 31,1997. This increase in cash flow from operations arose primarily from a $3.3 million reduction in trade accounts receivable compared to an increase in accounts receivable of $7.1 million in 1997. Cash used in investing activities decreased to approximately $3.1 million in 1998 primarily due to the acquisition of approximately $2.9 million of property and equipment. The Company installed $1.1 million of satellite communications equipment in its trucks and acquired $1.2 million of trailers to replace more expensive leased equipment. Cash provided by financing activities was $1.8 million in 1998. Proceeds from long-term debt, net of the repayments under the line of credit and other debt agreements were approximately $1.8 million.

         The Company has available a combined $9.0 million line of credit with a lending institution to provide for the Company's working capital and letter of credit requirements. The loan is guaranteed by the Company's principal shareholder and bears interest at a rate equal to 0.75% above the bank's base rate (as defined in the agreement). At December 31, 1998, the Company had $6.7 million outstanding under the line of credit with no availability remaining pursuant to the terms of the agreement. This facility, which was originally scheduled to mature on December 31, 1998, has been extended by the bank until May 31, 1999. The Company anticipates extending the current facility or entering into new arrangements with the bank or another lending institution by the end of the extended period. However, there can be no assurance that the Company will be able to further extend or enter into new arrangements with the bank or another lending institution on terms favorable to the Company, if at all, which might necessitate that the Company raise additional funds through the issuance of equity or convertible debt securities. Pursuant to the loan agreement with the bank, the Company must satisfy certain financial and other covenants. As of December 31, 1998, the Company was in default under several non-monetary covenants. The Company has requested from the bank waivers of compliance with these covenants.

         The Company believes that the continued improvement in cash flows from operations, as a result of the operating changes discussed above and from its existing lines of credit, if extended or otherwise renewed or replaced, will be sufficient to satisfy its contemplated cash requirements over the next 12 months. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all. As a result of these factors, the Company's independent public accountants have added an explanatory paragraph to their report on the Company's December 31, 1998 financial statements which makes reference to the uncertainties regarding the Company's ability to continue as a going concern. These statements are "forward-looking" statements which are subject to the risks and uncertainties discussed above.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK NOT APPLICABLE

         The Company does not use derivative financial instruments in its operations or investments. The Company is exposed to market risk from changes in interest rates. At December 31, 1998, the fair value of the Company's total variable rate debt was estimated to be $6.7 million. At this borrowing level, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $57,000.

         The above market risk discussion and the estimated amounts presented are "forward-looking" statements of market risk based on the assumed occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected due to actual developments in the market.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company as of December 31, 1998 and for the three years in the period ending December 31, 1998, together with the report of Arthur Andersen LLP, dated March 26, 1999, appear on pages F-1 to F-24 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the two fiscal years ended December 31, 1998.

                                    PART III

         Certain information required by Part III is omitted from this Annual Report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the financial year covered by this Annual Report, and certain information included therein is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company and their ages as of March 31, 1999 are as follows:

     NAME                              AGE               POSITION
     ----                              ---               --------
     Dennis A. Bakal (1) .......       54       Chairman of the Board, Chief Executive Officer and President
     Linda K. Roberts ..........       51       Vice President/Administration, Secretary and Director
     Susan P. Dial .............       53       Chief Financial Officer
     William M. Kelly ..........       51       Vice President/Transportation
     Stanley E. Laiken .........       57       Vice President/Sales
     Robert E. Altenbach (1)(2).       52       Director
     Gregory G. Hardwick(1)(2)..       51       Director

--------------

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

         Ms. Dial is Chief Financial Officer of the Company. Ms. Dial joined the Company as Controller in 1997. Ms. Dial has more than 25 years of accounting and finance experience in the transportation industry. From 1984 to 1994, Ms. Dial served as Assistant Vice President and Controller for Atlantic Southeast Airlines, Inc. Ms Dial is a former board member and President of the Atlanta Chapter of the Institute of Management Accountants. Ms. Dial is a graduate of Georgia State University.

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

         Mr. Altenbach is a partner in the Atlanta office of the law firm Kutak Rock. He is the former General Counsel, Secretary and a member of the Senior Management Team of Vista 2000, Inc., a publicly-traded consumer products company. He is a former partner of the Johnson & Montgomery law firm, which merged with Chamberlain, Hrdlicka, White, Williams & Martin. Mr. Altenbach's law practice is primarily in the areas of corporate, finance and securities, having represented a number of public and private service and investment firms in financings, work-outs and restructurings and underwriters that concentrate on private placements and initial public offerings. Mr. Altenbach has practiced law in Atlanta since 1972 after receiving undergraduate and law degrees from the University of Tennessee. Mr. Altenbach was a founding partner of the law firm of Somers & Altenbach, organized in 1974 and which dissolved in 1990.

         Mr. Hardwick has been a Certified Public Accountant in public practice since 1974. Mr. Hardwick has been a director of the Company since 1997. Mr. Hardwick received a Bachelor of Science degree in Accounting from Miami (Ohio) University in 1970.

         Mr. Bakal and Mr. Laiken are brothers-in-law.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the SEC and Nasdaq. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that, during the year ended December 31, 1998, its executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

10.20    Consulting and Non-Competition Agreement, dated March 27, 1998, between
         Timely North, Inc. and CSI/Crown, Inc. (incorporated by reference to
         Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, File No. 000-22571 (the "1997 10-K")+

10.21    First Amendment to the Professional Transportation Group Ltd., Inc.
         1996 Stock Option Plan (incorporated by reference to Exhibit A of the
         Company's proxy statement on Schedule 14A for its 1998 annual meeting of shareholders (the "1998 Proxy Statement"), File No. 000-22571)*

10.22    Professional Transportation Group Ltd., Inc. 1998 Director Stock Option
         Plan (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-8, File No. 333-57937)*

10.23    Professional Transportation Group Ltd., Inc. 1998 Employee Stock
         Purchase Plan (incorporated by reference to Exhibit B of the 1998 Proxy
         Statement)*

10.24    First Amendment to the Professional Transportation Group Ltd., Inc.
         1998 Employee Stock Purchase Plan*

10.25    Debenture and Warrant Purchase Agreement (incorporated by reference to the Company's current report on Form 8-K, dated of report January 4,
         1999)

10.26 Loan Documents Modification Agreement, dated as of December 31, 1998, by and between the Company, Timely North, Inc. and SouthTrust Bank,
         N.A.

13.1     Portions of the Company's 1998 Annual Report to Shareholders

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the 1997 10-K)

23.1     Consent of Arthur Andersen LLP

24.1     Power of Attorney (contained on the signature page of this filing)

27.1     Financial Data Schedule (for Commission purposes only)


---------------
+        Confidential treatment previously granted for portions of this exhibit.

* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b)      Financial Statement Schedules

         Report of Independent Public Accountants
         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

(c)      Reports on Form 8-K

         The Company filed no current reports on Form 8-K during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                   Professional Transportation Group, Ltd., Inc.

         April 14, 1999            By:  /s/ Dennis A. Bakal
---------------------------        ---------------------------------------------
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

SIGNATURES                                           TITLE                                   DATE
----------                                           -----                                   ----
    /s/ Dennis A. Bakal                              Chairman of the Board and Chief         April 14, 1999
------------------------------------                 Executive Officer (principal
    Dennis A. Bakal                                  executive officer)


    /s/ Susan P. Dial                                Chief Financial Officer (principal      April 14, 1999
------------------------------------                 financial and accounting officer)
    Susan P. Dial

    /s/ Linda K. Roberts                             Vice President/Administration,          April 14, 1999
------------------------------------                 Secretary and Director
    Linda K. Roberts

    /s/ Robert E. Altenbach                          Director                                April 14, 1999
------------------------------------
    Robert E. Altenbach

    /s/ Gregory G. Hardwick                          Director                                April 14, 1999
------------------------------------
    Gregory G. Hardwick

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Professional Transportation Group Ltd., Inc.
and Subsidiaries:


We have audited the accompanying consolidated balance sheets of PROFESSIONAL TRANSPORTATION GROUP LTD., INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Transportation Group Ltd., Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses in 1997 and 1998 and has a net working capital deficiency of approximately $4.6 million at December 31, 1998. In addition, the Company's line of credit is due in full on May 31, 1999. If the line of credit is not extended or alternative financing cannot be found, the Company may be unable to pay its obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Arthur Andersen LLP

Atlanta, Georgia
March 26, 1999

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                                                         1998              1997
                                                                                     -----------       -----------
CURRENT ASSETS:
   Cash                                                                              $ 1,003,783       $ 1,422,732
   Trade accounts receivable, net of allowance for doubtful accounts of
      $757,765 and $267,578 in 1998 and 1997, respectively                             6,633,732         9,910,621
   Due from Affiliate (Note 4)                                                           429,365           458,615
   Due from shareholder (Note 4)                                                         577,197           577,197
   Prepaid expenses                                                                      662,176         1,040,542
   Other current assets                                                                  583,311           321,980
                                                                                     -----------       -----------
            Total current assets                                                       9,889,564        13,731,687

PROPERTY AND EQUIPMENT, NET                                                            6,940,060         4,984,987


NONCURRENT NOTE AND OTHER RECEIVABLES (NOTE 5)                                         2,831,248         2,339,347

OTHER ASSETS                                                                             157,847           393,786
                                                                                     $19,818,719       $21,449,807
                                                                                     ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                  $ 3,226,222       $ 3,543,051
   Accrued liabilities                                                                 3,074,145         2,806,155
   Line of credit                                                                      6,666,722         6,828,722
   Current maturities of long-term debt and capital lease obligations                  1,487,025           941,488
                                                                                     -----------       -----------
            Total current liabilities                                                 14,454,114        14,119,416
                                                                                     -----------       -----------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES AND
   DEBT DISCOUNTS                                                                      4,268,887         3,057,235
                                                                                     -----------       -----------

DEFERRED INCOME TAXES                                                                    237,209           237,209
                                                                                     -----------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, 100,000 shares authorized; no shares issued and outstanding                0                 0
   Common stock, no par value; 20,000,000 shares authorized, 3,868,160 and
      3,867,000 shares issued and outstanding in 1998 and 1997, respectively                   0                 0
   Warrants                                                                              353,867           177,117
   Additional paid-in capital                                                          5,711,466         5,567,243
   Accumulated deficit                                                                (5,206,824)       (1,708,413)
                                                                                     -----------       -----------
            Total shareholders' equity                                                   858,509         4,035,947
                                                                                     -----------       -----------
            Total liabilities and shareholders' equity                               $19,818,719       $21,449,807
                                                                                     ===========       ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                   1998             1997               1996
                                                               -----------       -----------       -----------
OPERATING REVENUES                                             $55,066,949       $43,064,743       $21,172,201
                                                               -----------       -----------       -----------
OPERATING EXPENSES:
    Salaries, wages, and benefits                               25,684,226        17,126,177         6,997,620
    Purchased transportation                                     5,719,410         8,337,627         5,517,481
    Operating supplies and expenses                             11,275,455         9,480,467         3,787,670
    Fuel and fuel taxes                                          6,890,210         5,733,829         2,567,319
    Communications and utilities                                 1,192,990           668,990           243,582
    Depreciation                                                   908,386           383,654           242,041
    Operating taxes and licenses                                   359,602           148,793            73,840
    Bad debt expense                                               512,000           242,829            16,485
    Other operating expenses                                     3,336,394         2,464,980         1,183,797
                                                               -----------       -----------       -----------
              Total operating expenses                          55,878,673        44,587,346        20,629,835
                                                               -----------       -----------       -----------
(LOSS) INCOME FROM OPERATIONS                                     (811,724)       (1,522,603)          542,366

OTHER (EXPENSE) INCOME:
    Interest expense                                            (1,300,341)         (341,982)         (272,347)
    Other (expense) income, net                                 (1,386,346)          340,285            51,059
                                                               -----------       -----------       -----------
(LOSS) INCOME BEFORE INCOME TAXES                               (3,498,411)       (1,524,300)          321,078
                                                               -----------       -----------       -----------
PROVISION FOR INCOME TAXES (NOTES 2 AND 8)                               0                 0          (137,000)

INCOME TAX PROVISION DUE TO CHANGE IN TAX STATUS (NOTE 8)                0          (246,000)                0
                                                               -----------       -----------       -----------
              Total provision for income taxes                           0          (246,000)         (137,000)
                                                               -----------       -----------       -----------
NET (LOSS) INCOME                                              $(3,498,411)      $(1,770,300)      $   184,078
                                                               ===========       ===========       ===========

NET (LOSS) INCOME PER COMMON SHARE:
       Basic                                                   $     (0.90)      $     (0.54)      $      0.06
                                                               ===========       ===========       ===========

       Diluted                                                       (0.90)      $     (0.54)      $      0.06
                                                               ===========       ===========       ===========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING--BASIC AND DILUTED                               3,867,883         3,273,932         3,281,862
                                                               ===========       ===========       ===========


 The accompanying notes are an integral part of these consolidated statements.

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                AND SUBSIDIARIES


      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                              COMMON STOCK            WARRANTS         ADDITIONAL    ACCUMULATED
                                              ------------            --------          PAID-IN
                                            SHARES    AMOUNT    SHARES      AMOUNT      CAPITAL        DEFICIT           TOTAL
                                            ------    ------    ------      ------      -------        -------           -----
BALANCE, DECEMBER 31, 1995                2,500,000     $0            0    $      0    $    5,166    $  (310,464)    $  (305,298)
   Pro forma net income                           0      0            0           0             0        184,078         184,078
   Pro forma tax adjustment                       0      0            0           0             0         42,000          42,000
   Pretax income of Rapid (Note 4)                0      0            0           0             0        (37,309)        (37,309)
   Issuance of common stock                 100,000      0            0           0        10,000              0          10,000
   Distributions                                  0      0            0           0             0        (56,418)        (56,418)
   Contribution to capital by
     related party (Note 4)                       0      0            0           0        42,000              0          42,000
   Pro forma compensation
     expense (Note 4)                             0      0            0           0             0        120,000         120,000
                                          ---------     --    ---------    --------    ----------    -----------     -----------
BALANCE, DECEMBER 31, 1996                2,600,000      0            0           0        57,166        (58,113)           (947)
   Pro forma net loss                             0      0            0           0             0     (1,770,300)     (1,770,300)
   Initial public offering,
     net of issuance costs                1,250,000      0            0           0     5,507,077              0       5,507,077
   Warrants outstanding                           0      0    1,437,500     177,117             0              0         177,117
   Issuance of stock                         20,000      0            0           0         3,000              0           3,000
   Retirement of stock                       (3,000)     0            0           0             0              0               0
   Pro forma compensation
     expense (Note 4)                             0      0            0           0             0        120,000         120,000
                                          ---------     --    ---------    --------    ----------    -----------     -----------
BALANCE, DECEMBER 31, 1997                3,867,000      0    1,437,500     177,117     5,567,243     (1,708,413)      4,035,947
   Net loss                                       0      0            0           0             0     (3,498,411)     (3,498,411)
   Issuance of convertible
     debentures and warrants (Note 7)             0      0    1,100,000     176,750       141,103              0         317,853
   Issuance of stock                          1,160      0            0           0         3,120              0           3,120
                                          ---------     --    ---------    --------    ----------    -----------     -----------
BALANCE, DECEMBER 31, 1998                3,868,160     $0    2,537,500    $353,867    $5,711,466    $(5,206,824)    $   858,509
                                          =========     ==    =========    ========    ==========    ===========     ===========


 The accompanying notes are an integral part of these consolidated statements.

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                          1998             1997          1996
                                                                      -----------     ------------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Pro forma net (loss) income                                        $(3,498,411)    $ (1,770,300)    $ 184,078
                                                                      -----------     ------------     ---------
   Adjustments to reconcile pro forma net (loss)
     income to net cash provided by
      (used in) operating activities:
         Pro forma income tax adjustment                                        0                0        42,000
         Pro forma compensation expense                                         0          120,000       120,000
         Loss on investments                                                    0                0        42,000
         Deferred income taxes                                                  0          124,939        25,000
         Pretax income of Rapid (Note 4)                                        0                0       (37,309)
         Interest expense on convertible debentures (Note 6)              141,103                0             0
         Depreciation                                                     908,386          383,654       242,041
         Changes in operating assets and liabilities:
            Trade accounts receivable, net                              3,276,889       (7,090,596)     (746,849)
            Due from affiliate                                             29,250         (229,722)     (155,586)
            Prepaid expenses and other current assets                     117,035       (1,186,157)     (136,899)
            Accounts payable and accrued liabilities                      (48,839)       3,627,538       642,575
                                                                      -----------     ------------     ---------
               Total adjustments                                        4,423,824       (4,250,344)       36,973
                                                                      -----------     ------------     ---------
               Net cash provided by (used in) operating activities        925,413       (6,020,644)      221,051
                                                                      -----------     ------------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                 (2,863,459)      (3,689,631)     (187,402)
   Note receivable                                                       (491,901)      (2,339,346)            0
   Other                                                                  235,939         (201,654)      (48,608)
                                                                      -----------     ------------     ---------
               Net cash used in investing activities                   (3,119,421)      (6,230,631)     (236,010)
                                                                      -----------     ------------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayment) proceeds from line of credit                          (162,000)       5,950,343       520,368
   Repayments of long-term debt and capital lease obligations          (1,399,825)        (500,701)     (414,188)
   Proceeds from long-term debt                                         2,828,764        2,914,383       128,760
   Issuance of convertible debentures and warrants                        505,000                0             0
   Due (from) to shareholder                                                    0         (625,666)       37,070
   Proceeds from issuance of common stock and warrants                      3,120        5,687,194             0
   Cash distributions to shareholders                                           0                0       (25,362)
                                                                      -----------     ------------     ---------
               Net cash provided by financing activities                1,775,059       13,425,553       246,648
                                                                      -----------     ------------     ---------
NET (DECREASE) INCREASE IN CASH                                          (418,949)       1,174,278       231,689

CASH, BEGINNING OF YEAR                                                 1,422,732          248,454        16,765
                                                                      -----------     ------------     ---------
CASH, END OF YEAR                                                     $ 1,003,783     $  1,422,732     $ 248,454
                                                                      ===========     ============     =========


 The accompanying notes are an integral part of these consolidated statements.

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997, AND 1996



1.    ORGANIZATION AND OPERATIONS

      Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") serves as a holding company for its four operating subsidiaries: Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net"), Timely North, Inc. ("Timely North"), and PTG, Inc. (collectively, the "Subsidiaries") (PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company"). The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and carpet industries throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight and expedited delivery markets. Truck-Net provides brokerage services to companies, mainly in the air freight industry, that are in need of third-party transportation. Timely North provides time-definite truckload transportation services for companies in the floorcovering industry. The Company terminated the operations of Timely North in April 1998. PTG, Inc. operates a courier service in the Atlanta, Georgia, metropolitan region (d.b.a. Rapid Transit) and provides third-party logistics services in recovering copiers, fax machines, and telephone equipment that are in need of repair or under expired leases.

      Prior to January 1997, the Subsidiaries were owned and operated by the majority shareholder of the Company as separate operating companies. On January 1, 1997, the respective shares of stock in the Subsidiaries were contributed to PTG, Ltd. by their sole shareholder, whereupon each became a wholly owned subsidiary of PTG, Ltd. PTG, Ltd., which had previously been an operating company, then transferred its operations to PTG, Inc.

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

      In July 1997, the Company completed an initial public offering (the "Offering") of its common stock and redeemable common stock purchase warrants (Note 3).

      FINANCIAL CONDITION

      The Company incurred net losses of $3.5 million in 1998 and $1.8 million in 1997. At December 31, 1998, it has a net working capital deficiency of $4.6 million. Included in this working capital deficiency is a liability of $6.7 million under the Company's line of credit agreement. As discussed in Note 6, this amount is currently due in full on May 31, 1999.

      Management is currently negotiating an extension of its line of credit agreement with its primary lender. Management expects that if it is unable to extend the line of credit, it will seek additional third-party financing to satisfy its anticipated cash requirements through 1999. There can be no assurance that the Company will be successful in obtaining an extension of its credit agreement or in arranging alternative financing under commercially reasonable terms or at all.

      Management has also taken steps to improve the operating performance of the Company. The Company terminated its unprofitable marketing agreement with Carpet Transport, Inc. (see Note 5) and has discontinued service in unprofitable lines of business and on routes where margins were unacceptable. Although management believes that its actions have had a positive impact on the Company's operations, there can be no assurance that the Company will be able to operate profitably.

      As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

      RECOGNITION OF REVENUE

      For financial reporting purposes, the Company recognizes revenue when a shipment is loaded and dispatched. Significant related costs associated with earning this revenue are accrued at that time. In 1991, the Emerging Issues Task Force ("EITF") released Issue 91-9, "Revenue and Expense Recognition for Freight Services in Process." The EITF reached a consensus that the preferable method of recognizing revenue and expenses was either
      (1) the recognition of both revenue and direct cost when the shipment is completed or

      (2) the allocation of revenue between reporting periods based on relative transit time in each reporting period and the recognition of expenses as incurred. The difference between the Company's method of revenue recognition and the preferable methods described above is not material to the accompanying consolidated financial statements.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1998, $250,000 of the Company's cash and cash equivalents were restricted for use as collateral for certain lines of credit (Note 6).

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed as incurred. Depreciation is provided over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet, and any gain or loss is reflected in earnings.

      The detail of property and equipment at December 31, 1998 and 1997 is as follows:

                                                        1998              1997
                                                     -----------       ----------
      Transportation equipment and improvements      $ 5,952,852       $4,563,317
      Furniture, fixtures, and equipment               2,491,538        1,205,792
      Leasehold improvements                             242,584           54,406
                                                     -----------       ----------
                                                       8,686,974        5,823,515
      Less accumulated depreciation                   (1,746,914)        (838,528)
                                                     -----------       ----------
                                                     $ 6,940,060       $4,984,987
                                                     ===========       ==========

      The estimated useful lives of the various classes of physical assets were as follows during 1998:

      Transportation equipment and improvements      7-10 years
      Furniture, fixtures, and equipment             5 years
      Leasehold improvements                         5 years

      During 1998, the Company extended the useful lives of its trailers from seven to ten years, while the useful lives of trailer improvements and tractors remains seven years. As a result, depreciation expense for the year ended December 31, 1998 decreased by approximately $180,000.

      LONG-LIVED ASSETS

      The Company reviews the carrying values assigned to long-lived assets based on expectations of undiscounted future cash flows and operating income generated by the long-lived assets in determining whether the carrying amount of such assets is recoverable. As of December 31, 1998, no impairment exists on the Company's long-lived assets.

      ACCRUED LIABILITIES

      Accrued liabilities consist of the following at December 31, 1998 and 1997:

                                            1998            1997
                                         ----------      ----------
      Salaries, wages, and benefits      $  788,919      $1,460,755
      Other                               2,285,226       1,345,400
                                         ----------      ----------
                                         $3,074,145      $2,806,155
                                         ==========      ==========

      SALARIES, WAGES, AND BENEFITS

      Prior to 1997, the Company leased drivers and certain office personnel from an independent personnel leasing company. Effective February 1997, the Company transferred all of its employees to the personnel leasing company. Under the lease agreement, the Company pays a fixed amount per leased employee (in addition to compensation costs) to the personnel leasing company to cover payroll processing, unemployment insurance, and workers' compensation. Salaries, wages, and benefits on the accompanying statements of operations include fees paid to the personnel leasing company for processing of payroll of approximately $2,381,000 and $1,836,000 for the years ended December 31, 1998 and 1997, respectively. In management's opinion, fees paid to the leasing company represent a substantial cost savings to the Company due to the leasing company's ability to negotiate better workers' compensation and employee benefits rates.

      EARNINGS PER SHARE

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective December 31, 1997. Earnings per share have been computed based on the weighted average shares and dilutive potential common shares outstanding during the year. All prior period earnings per share amounts have been restated to comply with SFAS No. 128.

      PRO FORMA ADJUSTMENTS

      Certain pro forma adjustments have been made in the accompanying consolidated statements of operations for the years ended December 31, 1997 and 1996 in order to present the results of operations on a comparable basis between years. Amounts shown as pro forma net income are net of pro forma adjustments as follows: (1) to reflect income tax expense as if all of the Subsidiaries had been taxable for all periods presented (1996 only--see Note 8) and (2) to reflect compensation expense for the fair value of services provided by the majority shareholder prior to July 1, 1997 (1997 and 1996--see Note 4).

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

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                         1998            1997
                                      ----------      --------
      Cash paid for interest          $1,262,277      $341,982
      Cash paid for income taxes               0        94,766

      ACCOUNTING STANDARDS TO BE ADOPTED

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings in the current period unless specific hedge accounting criteria are met. The Company plans to adopt SFAS No. 133 in the first quarter of fiscal year 2000. Management does not believe the adoption of this statement will have a material impact on the Company's financial statements.

      RECLASSIFICATIONS

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

      In connection with the Offering, the Company sold 1,437,500 redeemable common stock purchase warrants for $177,117. Each warrant is transferable immediately upon issuance and entitles the holder to purchase one share of the Company's common stock at a price of $6.90 per share during the four-year period beginning as of the effective date of the Offering. The warrants are redeemable by the Company at a redemption price of $.125 per warrant upon the occurrence of certain specified conditions.


4.    RELATED-PARTY TRANSACTIONS

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

      PTG, Inc. is obligated to a related party to pay 5% of the gross sales of Rapid for a period of five years. No payments were made by the Company during 1998 or 1997. At December 31, 1998, the obligation under this agreement is approximately $51,000.

      In January 1997, the Company signed a noncancelable sublease agreement with Professional Sales Group, Ltd. ("PSG") which expires in April 2005. Prior to 1997, this arrangement was not formalized. Rent expense paid by the Company under this arrangement was approximately $120,000 in 1997 and $180,000 in 1998. Under the previous arrangement, rent expense paid by the Company during 1996 was approximately $95,000.

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

      During 1996, salaries and benefits of the Company's nondriver personnel were paid by PSG and allocated to the Company at actual cost based on time incurred for the Company's operations. Compensation expense recognized under this arrangement totaled approximately $1,222,000 for the year ended December 31, 1996. On February 1, 1997, the Company's nondriver personnel were transferred to an unrelated third-party personnel leasing company, and all salaries and benefits have been paid through the leasing company since that date. Compensation expense is included in salaries, wages, and benefits on the accompanying statements of operations.

      In December 1996, Truck-Net transferred 14,570 shares of common stock of Amertranz Worldwide Holding Corp. ("Amertranz") to PSG. The shares had been received by Truck-Net in July 1996 in exchange for $100,000 due to Truck-Net from Amertranz. At the date the shares were transferred (December 17, 1996), they had a market value of approximately $58,000. Consequently, the Company recorded a $42,000 investment loss to write down this investment to its fair value prior to the transfer. A $42,000 capital contribution has been recorded in the accompanying consolidated statements of changes in shareholders' equity to reflect the excess of consideration paid by PSG over the market value of the stock on the date of transfer.

      The majority shareholder has both borrowed and advanced amounts to the Company, both personally and through affiliated companies, on an informal basis. The Company had a net receivable from the majority shareholder of the Company of $577,197 at December 31, 1998 and 1997 resulting from such transactions.

      At December 31, 1998 and 1997, the Company had a total receivable of $429,365 and $458,615, respectively, due from affiliates on the accompanying balance sheets. This receivable has been guaranteed by the Company's majority shareholder.


5.    NOTE RECEIVABLE AND MARKETING AGREEMENT

      In September 1997, the Company advanced $1,500,000 to CTI Properties, Inc. ("CTI Properties"), Carpet Transport, Inc. ("CTI"), and Blue Mack Transport, Inc., each a subsidiary of Continental American Transportation, Inc. The note is secured by four parcels of real estate currently owned by CTI Properties, and is guaranteed by Continental American Transportation, Inc. ("Continental American") and the former owner of CTI. The note is due on demand, and interest is due monthly at 16%.

      In October 1997, Timely North entered into a marketing agreement with CTI and Continental American whereby Timely North agreed to employ all of CTI's employees and to lease and/or sublease all the rolling stock and terminal facilities from CTI. The marketing agreement was terminated on July 31, 1998.

      At December 31, 1998 and 1997, the Company has recorded advances to and receivables from CTI of $1,331,248 and $839,347, respectively, including accrued interest, in addition to the $1.5 million loan.

      Total losses attributable to Timely North and to the termination of the marketing agreement with CTI for the years ended December 31, 1998 and 1997 were approximately $3.3 million and $1.8 million, respectively.


6.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      LINE OF CREDIT

      During 1997, the Company obtained a line of credit agreement (the "New Agreement") with a bank and retired all amounts outstanding under previous line of credit agreements. The New Agreement provides for a $9 million line of credit subject to certain restrictions. Amounts outstanding under the New Agreement bear interest at .75% above the bank base rate, as defined (8.75% at December 31, 1998). Interest is payable monthly and the line matures May 1999. The majority shareholder is a guarantor of the New Agreement. As of December 31, 1998, the Company has borrowed $6,666,722 under the New Agreement and there was no remaining availability under the line. The New Agreement provides the bank with a security interest in substantially all assets of the Company.

      Pursuant to the terms of the New Agreement, the Company must satisfy certain financial covenants therein. As of December 31, 1998, the Company was in default under several of the nonmonetary covenants. As discussed in
      Note 1, the Company has requested waivers from the bank for the noncompliance and is currently negotiating an extension of the new agreement.

      In December 1998, the maturity date of borrowings under the New Agreement was extended to May 31, 1999.

      LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                                           1998              1997
                                                                                       -----------       ----------
      Notes payable for transportation equipment, bearing interest at 14.5%, with monthly principal and interest payments totaling $6,623, maturing October
      1998 through May 1999                                                            $     7,750       $   83,068

      Note payable to a bank, bearing interest at 10.85%, with monthly principal and interest payments of $4,150 through November 2000, secured by
      transportation equipment                                                             155,915          186,766

                                                                                           1998              1997
                                                                                       -----------       ----------
      Note payable to a bank, bearing interest at 10.85%, with monthly principal and interest payments of $10,844, secured by transportation equipment, paid
      in full November 1998                                                            $         0       $   96,055

      Note payable for transportation equipment, bearing interest at 10.43%, with monthly principal and interest payments of $8,176 through September 2000,
      secured by related transportation equipment                                          154,305          232,207

      Note payable for transportation equipment, bearing interest at 11.25%, with monthly principal and interest payments of $6,662 through February 2001,
      secured by related transportation equipment                                          147,853          207,465

      Note payable for transportation equipment, bearing interest at 8.5%, with monthly principal and interest payments of $1,962 through July 2002,
      secured by related transportation equipment                                           72,518           95,643

      Note payable for transportation equipment, bearing interest at 8.32%, with monthly principal and interest payments of $45,394 through November 2002,
      secured by related transportation equipment                                        1,831,317        2,211,238

      Note payable to former shareholder, bearing interest at 8.45%, with weekly
      principal and interest payments of $500 through March 2003                            93,469          110,814

      Note payable to former shareholder, bearing interest at 17.98%, with weekly
      principal and interest payments of $500 through December 2004                         95,356          103,451

      Note payable to a bank, bearing interest at 8.2%, with monthly principal and interest payments of $22,898 through March 2003, secured by related
      transportation equipment                                                             983,718                0

      Note payable to a bank, bearing interest at 8.13%, with monthly principal and interest payments of $11,051 through March 2001, secured by related
      transportation equipment                                                             271,851                0

                                                                                           1998              1997
                                                                                       -----------       ----------
      Note payable to a bank, bearing interest at 8.25%, with monthly principal and interest payments of $5,641 through October 2001, secured by related
      transportation equipment                                                         $   162,821       $        0

      9% convertible debentures due December 31, 2000                                      500,000                0
                                                                                         4,476,873        3,326,707

      Less current maturities                                                           (1,023,923)        (762,822)

      Less debt discount                                                                  (171,750)               0
                                                                                       -----------       ----------
                                                                                       $ 3,281,200       $2,563,885
                                                                                       ===========       ==========


      Future maturities of long-term debt at December 31, 1998 are as follows:

      1999                                                          $1,023,923
      2000                                                           1,664,320
      2001                                                             875,204
      2002                                                             802,391
      2003                                                             111,035
      Thereafter                                                             0
                                                                    ----------
                    Total                                           $4,476,873
                                                                    ==========


      Substantially all of the Company's assets are pledged as security for its long-term borrowings. The notes payable to the former shareholders are secured by the shares of Truck-Net previously owned by such shareholders.

      CONVERTIBLE DEBENTURES

      In December 1998, the Company completed a private placement of $500,000 of 9% convertible debentures (the "Debentures") and warrants for the purchase of up to 1.1 million shares of the Company's common stock. One million of the warrants are exercisable at a discount to the market price, as defined, at the time of exercise and 100,000 are exercisable at $3.50 per share. The value of the warrants was $176,750 based on the relative value of the warrants on the date of issue. Of this amount, $171,750 has been recorded as a discount to the Debentures.

      The Debentures contain a feature which allows their conversion into common stock of the Company at a discount from its market price. As this conversion feature was "in the money" at the date of issuance, a one-time charge of $141,403 was made to interest expense to reflect the value of the conversion feature.

      CAPITAL LEASES

      The Company leases transportation and other equipment under capital leases. Future minimum lease payments for assets under capital leases at December 31, 1998 are as follows:

      1999                                                                           $  608,297
      2000                                                                              551,268
      2001                                                                              332,781
      2002                                                                              207,439
      2003                                                                               14,804
                    Total minimum lease payments                                      1,714,589
      Less amount representing interest                                                (263,800)
      Present value of minimum lease payments                                         1,450,789
      Less current maturities                                                          (463,102)
                                                                                     $  987,687

      At December 31, 1998, the Company had net assets under capital leases of approximately $1,622,925 included in property and equipment on the accompanying balance sheet.


7.    STOCK-BASED COMPENSATION PLAN

      In February 1996, the Company adopted the Professional Transportation Group Ltd., Inc. 1996 Stock Option Plan for certain employees (the "Plan"). At December 31, 1998, the Company had reserved 2,000,000 shares of the Company's common stock for issuance under the Plan. A summary of options granted under the Plan during 1998, 1997, and 1996 is as follows:

                                                                                                         NUMBER OF
                                                                                                          OPTIONS
  NUMBER OF                                                                    PER SHARE                 VESTED AT
   OPTIONS                                                                     EXERCISE   EXPIRATION    DECEMBER 31,
   GRANTED     GRANT DATE                       VESTING                         PRICE        DATE          1998
   -------     ----------                       -------                         -----        ----          ----
                               100% in 2001, subject to acceleration upon
  750,000     February 1996    the achievement of certain financial goals       $0.50        2001        400,000

                               100% on August 18, 1997 (60 days after
  250,000     February 1996    consummation of the Offering)                     0.15        2001        250,000

                               50% on August 18, 1997 (60 days after
                               consummation of the Offering); 50% on
                               August 18, 1998 (60 days after the one-year
   50,000     February 1996    anniversary of the Offering)                      4.00        2001         50,000

  250,000     April 1997       20% in 2000 and 80% in 2001                       6.00        2007              0

   46,177     July 1997        100% on January 3, 1998                           2.69        2002         46,117

   50,000     November 1997    100% on November 13, 1998                         3.69        2002         50,000

    4,000     March 1998       100% on September 13, 1998                        2.58        2008          4,000

      The following is a summary of stock option information for the Plan:

                                                     1998             1997
                                                   ---------        ---------
      Options outstanding, beginning of year       1,368,467        1,050,000
      Options granted                                  4,000          346,247
      Options exercised                               (1,160)         (20,000)
      Options terminated                            (111,077)          (7,780)
                                                   ---------        ---------
      Options outstanding, end of year             1,260,230        1,368,467
                                                   =========        =========
      Options available for grant                    599,753          103,753
                                                   =========        =========

      SFAS NO. 123

      During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for these plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

      The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted for the years ended December 31, 1998, 1997, and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

                                                             Year of Grant/Option Price
                                     ------------------------------------------------------------------------
                                                                                                       1996
                                       1998         1997         1997         1997         1996      $.15 to
                                     $ 2.58       $ 6.00       $ 3.69       $ 2.69       $ 4.00       $  .50
                                     ------       ------       ------       ------       ------       ------
      Risk-free interest rate          5.54%        6.99%        5.77%        5.95%        6.48%        6.48%
      Expected dividend yield          0.00%        0.00%        0.00%        0.00%        0.00%        0.00%
      Expected lives (in years)        1.00         8.00         3.00         2.00         5.00         5.00
      Expected volatility             71.00%       42.00%       42.00%       42.00%       35.36%       39.15%

      The total value of options granted for the years ended December 31, 1998, 1997, and 1996 was computed as approximately $7,000, $988,000, and $7,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options.

      Had compensation cost been determined under SFAS No. 123 utilizing the assumptions detailed above, the effect on the Company's net income and net income per common share would have been as follows:

                                                                       1998              1997              1996
                                                                   -----------       -----------        ---------
     Net (loss) income as reported                                 $(3,498,411)      $(1,770,300)        $184,078
     Net (loss) income, including compensation                      (3,798,934)       (1,986,342)         182,678
     Net EPS as reported                                           $     (0.90)      $     (0.54)        $   0.06
     Net EPS, including compensation                                     (0.98)            (0.61)            0.06


8.    INCOME TAXES

      Prior to the Reorganization, PTG, Ltd. and two of the Subsidiaries elected to be treated as S corporations for federal and state income tax purposes. Accordingly, all income and losses of these companies were recognized by the shareholders on their individual tax returns. Truck-Net was a C corporation for federal and state income tax purposes.

      For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the requirements of SFAS No. 109, "Accounting for Income Taxes." For periods prior to the Reorganization for those companies with S corporation status, the provisions have been presented on a pro forma basis as if the Company had been liable for federal and state income taxes during those periods. The offsetting amounts to such pro forma income tax provisions are reflected in shareholders' equity (deficit).

      The significant components of the provision for income taxes are as follows:

                                        1998       1997          1996
                                        ----     --------      --------
      Current provision                  $0      $121,061      $ 20,000
      Deferred provision                  0       124,939       117,000
                                         --      --------      --------
                    Total provision      $0      $246,000      $137,000
                                         ==      ========      ========

      A reconciliation of the (benefit) provision for income taxes at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying statements of operations is as follows:

                                                          1998             1997           1996
                                                      -----------       ---------       --------
      Federal statutory income tax rate               $(1,189,460)      $(492,000)      $109,200
      State income taxes, net of federal benefit         (139,936)        (56,800)        12,800
      Change in tax status                                      0         246,000              0
      Change in valuation allowance                     1,281,082         500,807              0
      Other                                                48,314          47,993         15,000
                                                      -----------       ---------       --------
                    Total provision                   $         0       $ 246,000       $137,000
                                                      ===========       =========       ========

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

      The components of deferred income taxes are as follows:

                                                     1998             1997
                                                 -----------       ---------
      Deferred tax assets:
          Accounts receivable                    $   287,951       $  74,143
          Accrued liabilities                        603,226         533,452
          Net operating loss carryforwards         1,533,640         383,660
                                                 -----------       ---------
                                                   2,424,817         991,255
      Less valuation allowance                    (1,954,180)       (673,098)
                                                 -----------       ---------
                    Net deferred tax assets          470,637         318,157
                                                 -----------       ---------
      Deferred tax liabilities:
          Depreciation                              (707,846)       (383,660)
          Change in tax status                             0        (171,706)
                                                 -----------       ---------
                                                    (707,846)       (555,366)
                                                 -----------       ---------
      Net deferred tax liability                 $  (237,209)      $(237,209)
                                                 ===========       =========

      A valuation allowance has been established to offset those deferred tax assets for which a benefit is not likely to be realized. At December 31, 1998, the Company has approximately

      $4 million of net operating loss carryforwards which will expire beginning 2012 if not utilized.


9.    MAJOR CUSTOMERS

      The Company's five largest customers accounted for approximately 52%, 65%, and 66% of revenues for the years ended December 31, 1998, 1997, and 1996, respectively. Of these customers, two companies accounted for a total of approximately 42% of net revenues for the year ended December 31, 1998. The loss of one of these customers would have a material adverse effect on the Company, its profitability, and its financial condition. The Company's agreement with FedEx (the Company's largest customer, accounting for approximately 33% of total revenues in 1998) expires in May 2000, and there can be no assurance that the agreement will be renewed.


10.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES--UNRELATED PARTIES

      The Company leases transportation and office equipment under noncancelable operating leases with unrelated parties. The expense for noncancelable operating leases was approximately $4,894,014, $5,814,000, and $2,033,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

      Future minimum rental commitments under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 1998:

      1999                                                        $  4,182,493
      2000                                                           3,790,366
      2001                                                           3,002,007
      2002                                                             730,638
      2003                                                              13,471
      Thereafter                                                             0
                                                                   -----------
                    Total                                          $11,718,975
                                                                   ===========

      LEGAL

      A lawsuit has been filed against Timely North and the Company in the case styled CIT Finance Group, Inc. v. Timely North, Inc. and Professional Transportation Group Ltd., Inc. This action was filed by a lessor of rolling stock to CIT. The complaint alleges generally that Timely North and the Company are indebted to CIT in an amount to be determined at trial, but that CIT alleges to be approximately $350,000, an amount disputed by the Company. While neither Timely North nor the Company has had any contractual relationship with CIT, CIT asserts in its complaint that the use of its rolling stock entitles CIT to receive from Timely North and the Company the fair rental value of the rolling stock during the period of that time that Timely

      North used the rolling stock. Timely North and the Company have timely filed answers to CIT's complaint, and intend to contest the case vigorously.

      An action has been brought against Timely and other defendants in the case styled The CIT Group/Equipment Financing, Inc. v. Timely Transportation, Inc. et al. The plaintiff as a secured creditor of various defendants other than Timely alleges that those defendants defaulted in their installment payments to the plaintiff, that the plaintiff sold the collateral in a foreclosure sale, that the plaintiff has been damaged in the amount of approximately $151,000, and that Timely is a "successor" to the other defendants and therefore owes to CIT Group its damages. Timely was not a party to any of the documents under which the plaintiff bases its cases, has filed a timely answer to the complaint denying all of the material allegations and any liability on its part, and intends to vigorously defend this action.

      An action was filed against the Company, Timely and Timely North in the case styled U.S. Bancorp Leasing & Financial v. Timely North Inc., Timely Transportation Inc. and Professional Transportation Group Ltd., Inc. This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that the Company, Timely and Timely North are indebted to U.S. Bancorp in an amount to be determined at trial. U.S. Bancorp is seeking $290,534.50, an amount disputed by the Company. While neither Timely, Timely North nor the Company has had any contractual relationship with U.S. Bancorp, U.S. Bancorp asserts in its complaint that the use of its rolling stock entitles it to receive from Timely, Timely North, and the Company the fair rental value of the rolling stock during the period of time that Timely North used the rolling stock. Timely, Timely North, and the Company have filed answers to U.S. Bancorp's complaint, and intend to contest the case vigorously.

      During 1998, involuntary bankruptcy petitions were filed against Continental American (the parent Company of CTI) and CTI Properties. The same trustee in bankruptcy has been appointed for Continental American and CTI Properties. The trustee has filed an adversary proceeding against the Company asserting that the Company's first priority security deed (Note 5) may be avoided as a preference. The Company intends to deny that its first priority security interest may be avoided as a preference, but even if the trustee's argument is accepted by the court, the Company has title insurance on the property as well as the personal guarantee of one of the owners of the property.

      An involuntary bankruptcy petition was also filed in 1998, against CTI. This action was filed by several parties purporting to be creditors of CTI and alleges among other things that Timely North or its affiliates had collected a portion of CTI's receivables, that a representative of the Company had caused CTI's withholding tax payments to the IRS to be diverted to Timely North's benefit and that Timely North had sold portions of CTI's equipment without an accounting for the sales proceeds. A trustee has been appointed and is investigating these potential claims. The trustee has also questioned the receipt by the Company of a payment it received for a consulting and noncompetition agreement. The trustee has also questioned the fully secured status and priority of the Company's secured loan to CTI and its affiliates of $1.5 million. The Company denies that its first priority secured status should be challenged, but even if this challenge is successful, the Company has title insurance on the property and a personal guarantee of one of the owners of the property. The trustee also questioned whether the Company was entitled to the proceeds of the sale of certain rolling stock formerly leased by CTI. In the event that the trustee should pursue any of these claims against the Company or its affiliates, the Company and/or its affiliates will file a timely response to any such claim denying all of the material allegations and any liability on its part, and will vigorously defend against any such claim.

      The Company is also subject to various other claims and legal actions arising in the normal course of business or through its terminated marketing agreement with CTI.

      Management is currently unable to determine the ultimate outcome of the above legal contingencies.


11.   BUSINESS SEGMENT INFORMATION

      DESCRIPTION OF THE TYPES OF SERVICES FROM WHICH EACH SEGMENT DERIVES ITS REVENUES

      The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and carpet industries throughout the continental United States. Through its Timely subsidiary, which was formed in 1991, the Company provides time-definite truckload transportation services for companies in the air freight and expedited delivery markets as well as the floorcovering industry. Operating both common carrier and dedicated fleet services for its air freight customers, Timely moves freight across long and short distances with very precise schedules for pickups and delivery. The Company has transit times comparable to those of deferred air freight services. The information reported for Timely also includes the results of Timely North prior to the termination of its operations in April 1998. Through its Truck-Net subsidiary, which was acquired in 1991, the Company operates as a broker of truckload services to the air freight industry. Since many air cargo carriers and air freight forwarders do not own trucks, they rely upon third-party carriers for ground transportation services. In addition, the Company has a third segment, PTG, Inc., which mainly consists of a courier/delivery service known as Rapid Transit that operates in the Atlanta, Georgia metropolitan area. This service retrieves copiers, fax machines, and telephone equipment that are in need of repair or coming off lease and returns such items to the manufacturer.

      MEASUREMENT OF SEGMENT PROFIT OF LOSS AND SEGMENT ASSETS

      The Company evaluates the performance of each segment separately and consolidates the individual results on a quarterly basis, eliminating intercompany sales. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies.

      FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

      The reportable segments are subsidiaries of the Company that operate in distinctly separate industries and are managed separately.

      The following table summarizes revenues, operating income, total assets, and expenditures for long-lived assets by business segment for fiscal years 1998, 1997, and 1996:

                                                 TIMELY
                                               AND TIMELY
                                                  NORTH          TRUCK-NET         PTG, INC.            TOTAL
                                               -----------       ----------       ----------         -----------
     1998:
         Revenue                               $48,285,457       $8,067,800       $  583,727         $56,936,984
         Segment income (loss)                  (2,603,047)         353,855         (121,402)         (2,370,594)
         Depreciation                              869,015            1,612           37,759             908,386
         Segment assets                          8,777,598        2,336,421         (204,578)         10,909,441

     1997:
         Revenue                                34,270,824        8,959,413          902,476          44,132,713
         Segment income (loss)                  (1,476,422)         407,491          (88,181)         (1,157,112)
         Depreciation                              345,228              945           37,481             383,654
         Segment assets                         10,648,856        2,450,837          (62,171)         13,037,522

     1996:
         Revenue                                14,533,258        6,639,382        1,097,831          22,270,471
         Segment income                             71,918          262,235          148,925             483,078
         Depreciation                              235,416              208            6,417             242,041

      The following table reconciles segment revenues to consolidated revenues for the years ended December 31, 1998, 1997, and 1996:

                                                        1998              1997              1996
      Total revenues for reportable segments         $56,936,984       $44,132,713       $22,270,471
      Intercompany eliminations                       (1,870,035)       (1,067,970)       (1,098,270)
                    Total consolidated revenues      $55,066,949       $43,064,743       $21,172,201

      The following table reconciles segment profit to consolidated income for the years ended December 31, 1998, 1997, and 1996:

                                                                     1998              1997            1996
      Total segment income (loss) for reportable segments        $(2,370,594)      $(1,157,112)      $ 483,078
      Unallocated interest, net                                     (350,823)          (55,711)              0
      Unallocated salaries, wages, and benefits                     (507,319)         (323,476)       (137,000)
      Provision for income taxes                                           0          (246,000)       (120,000)
      Other unallocated amounts                                     (269,675)           11,999         (42,000)
                                                                 -----------       -----------       ---------
                    Total consolidated (loss) income             $(3,498,411)      $(1,770,300)      $ 184,078
                                                                 ===========       ===========       =========

      The following table reconciles segment assets to consolidated total assets for the years ended December 31, 1998 and 1997:

                                                                                       1998               1997
                                                                                   -----------        -----------
     Total assets for reportable segments                                          $10,909,441        $13,037,522
     Cash                                                                            1,003,783          1,422,732
     Due from shareholder                                                              577,197            577,197
     Note receivable                                                                 2,831,248          2,339,347
     Intercompany eliminations                                                       3,971,951          3,370,608
     Other unallocated assets                                                          525,099            702,401
                                                                                   -----------        -----------
                   Total consolidated assets                                       $19,818,719        $21,449,807
                                                                                   ===========        ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Professional Transportation Group Ltd., Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in PROFESSIONAL TRANSPORTATION GROUP LTD., INC.'S 1998 annual report to stockholders and this Form 10-K, and have issued our report thereon dated March 26, 1999. Our report contains an explanatory paragraph which makes reference to uncertainties regarding the Company's ability to continue as a going concern. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
March 26, 1999

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.


                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                          ADDITIONS
                                                         BALANCE AT       CHARGED TO                       BALANCE
                                                          BEGINNING       COSTS AND                        AT END
                    CLASSIFICATION                        OF PERIOD        EXPENSES       DEDUCTIONS       OF YEAR
------------------------------------------------------  -------------- -------------- ----------------- --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  FOR THE YEAR ENDED:
       December 31, 1998                                   $267,578        $512,000    $ (21,813)(a)      $757,765
       December 31, 1997                                     63,629         242,829      (38,880)(a)       267,578
       December 31, 1996                                    272,429          16,485     (225,285)(a)        63,629


(a)   Write-off of uncollectible accounts.

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

10.20    Consulting and Non-Competition Agreement, dated March 27, 1998, between
         Timely North, Inc. and CSI/Crown, Inc. (incorporated by reference to
         Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, File No. 000-22571 (the "1997 10-K")+

10.21    First Amendment to the Professional Transportation Group Ltd., Inc.
         1996 Stock Option Plan (incorporated by reference to Exhibit A of the
         Company's proxy statement on Schedule 14A for its 1998 annual meeting of shareholders (the "1998 Proxy Statement"), File No. 000-22571)*

10.22    Professional Transportation Group Ltd., Inc. 1998 Director Stock Option
         Plan (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-8, File No. 333-57937)*

10.23    Professional Transportation Group Ltd., Inc. 1998 Employee Stock
         Purchase Plan (incorporated by reference to Exhibit B of the 1998 Proxy
         Statement)*

10.24    First Amendment to the Professional Transportation Group Ltd., Inc.
         1998 Employee Stock Purchase Plan*

10.25    Debenture and Warrant Purchase Agreement (incorporated by reference to the Company's current report on Form 8-K, date of report January 4,
         1999)

10.26 Loan Documents Modification Agreement, dated as of December 31, 1998, by and between the Company, Timely North, Inc. and SouthTrust Bank,
         N.A.

13.1     Portions of the Company's 1998 Annual Report to Shareholders

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the 1997 10-K)

23.1     Consent of Arthur Andersen LLP

24.1     Power of Attorney (contained on the signature page of this filing)

27.1     Financial Data Schedule (for Commission purposes only)

---------------
+        Confidential treatment previously granted for portions of such exhibit.

* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).