Form 10-Q
period 1999-03-31
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1999-05-19
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q
(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ----------------
                          Commission File No. 000-22571

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
             (Exact name of registrant as specified in its charter)

        Georgia                                         58-1915632
(State of Incorporation)                   (I.R.S. Employer Identification No.)

           1950 Spectrum Circle, Suite B-100, Marietta, Georgia 30067
                    (Address of principal executive offices)

                                 (770) 988-8590
              (Registrant's telephone number, including area code)

                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

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

         Common Stock, no par value per share, 3,968,160 shares issued and outstanding as of May 13,1999.

         Redeemable Common Stock Purchase Warrants, 1,437,500 issued and outstanding as of May 13, 1999.

         Transitional Small Business Disclosure Format (check one):
YES      NO  X
    ----   ----

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                      INDEX


                                                                                                                Page
PART I            FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998..........................3

                  Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998...................................................................4

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 1999 and 1998 ........................................................................5

                  Notes to the Consolidated Financial Statements..................................................6

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of Operation............8

PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings..............................................................................13

ITEM 6.           Exhibits and Reports on Form 8-K...............................................................14

                  Signatures.....................................................................................16

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements -

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998


                                                                                       March 31,        December 31,
                                                                                         1999              1998
                                                                                     ------------       ------------
                                                                                     (Unaudited)

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $    162,371       $  1,003,783
Trade accounts receivable, net of allowance for doubtful accounts of
  $760,765 at March 31, 1999 and $757,765 at December 31, 1998                          8,020,448          6,633,732
Due from affiliate                                                                        429,365            429,365
Due from shareholder                                                                      577,197            577,197
Prepaid expenses                                                                        1,041,855            662,176
Other current assets                                                                      667,930            583,311
                                                                                     ------------       ------------
         Total current assets                                                          10,899,166          9,889,564

PROPERTY AND EQUIPMENT, net                                                             6,693,860          6,940,060
NONCURRENT NOTES AND RECEIVABLES                                                        2,890,425          2,831,248
OTHER ASSETS                                                                              153,664            157,847
                                                                                     ------------       ------------
         Total assets                                                                $ 20,637,115       $ 19,818,719
                                                                                     ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                     $  4,486,479       $  3,226,222
Accrued liabilities                                                                     2,814,411          3,074,145
Line of credit                                                                          6,466,722          6,666,722
Current maturities of long-term debt and capital lease obligations                      1,526,027          1,487,025
                                                                                     ------------       ------------
         Total current liabilities                                                     15,293,639         14,454,114
                                                                                     ------------       ------------


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of
  current maturities                                                                    3,862,670          4,268,887
                                                                                     ------------       ------------
DEFERRED INCOME TAXES                                                                     237,209            237,209
                                                                                     ------------       ------------

SHAREHOLDERS' EQUITY:
Preferred stock; 100,000 shares authorized, no shares issued and
outstanding Common stock; no par value, 20,000,000 shares authorized,                          --                 --
3,968,160 and 3,868,160 shares issued and outstanding at March 31, 1999 and
December 31, 1998, respectively                                                                --                 --
Common stock purchase warrants; 1,437,500  issued and outstanding at
   March 31, 1999 and December 31, 1998, respectively                                     402,787            353,867
Additional paid-in capital                                                              5,961,466          5,711,466
Accumulated deficit                                                                    (5,120,656)        (5,206,824)
                                                                                     ------------       ------------
         Total shareholders' equity                                                     1,243,597            858,509
                                                                                     ------------       ------------
         Total liabilities and shareholders' equity                                  $ 20,637,115       $ 19,818,719
                                                                                     ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 1998


                                                         Three Months Ended
                                                              March 31,
                                                   -------------------------------
                                                      1999                1998
                                                   ------------       ------------
                                                             (unaudited)
OPERATING REVENUES                                 $ 10,102,224       $ 19,873,046
                                                   ------------       ------------

OPERATING EXPENSES:
Salaries, wages and benefits                          4,469,831          9,615,979
Purchased transportation                                959,712          1,817,359
Operating supplies and expenses                       2,161,512          4,723,802
Fuel and fuel taxes                                   1,111,580          2,750,659
Communications and utilities                            220,014            425,978
Depreciation                                            246,200            227,555
Operating taxes and licenses                            146,984            194,767
Bad debt expense                                          3,000             53,000
Other operating expenses                                496,832          1,249,125
                                                   ------------       ------------
         Total operating expenses                     9,815,665         21,058,224

INCOME (LOSS) FROM  OPERATIONS                          286,559         (1,185,178)

OTHER INCOME (EXPENSE):
  Interest expense                                     (272,436)          (281,551)
  Other income, net                                      72,045              2,538
                                                   ------------       ------------
 INCOME (LOSS) BEFORE
  INCOME TAXES                                           86,168         (1,464,191)

PROVISION FOR INCOME TAXES                                   --                 --
                                                   ------------       ------------
NET INCOME (LOSS)                                  $     86,168       $ (1,464,191)
                                                   ============       ============
NET LOSS PER COMMON SHARE - basic                  $       0.02       $      (0.38)
                                                   ============       ============
NET LOSS PER COMMON SHARE - diluted                $       0.02       $      (0.38)
                                                   ============       ============
Weighted average common and common
equivalent shares outstanding - basic                 3,892,604          3,867,898
                                                   ============       ============
Weighted average common and common equivalent
shares outstanding - diluted                          4,721,769          3,867,898
                                                   ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998


                                                                         Three Months
                                                                        Ended March 31,
                                                                 -----------------------------
                                                                    1999              1998
                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                     (Unaudited)
Net income (loss)                                                $    86,168       $(1,464,191)
                                                                 -----------       -----------
Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
     Depreciation                                                    246,200           227,555
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                             (1,368,716)           46,385
       Due from affiliate                                                 --            29,250
       Other current assets                                         (464,298)         (553,507)
       Accounts payable and accrued liabilities                    1,000,523           621,400
                                                                 -----------       -----------
         Total adjustments                                          (604,291)          371,083
                                                                 -----------       -----------
         Net cash used in operating activities                      (518,123)       (1,093,108)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                       --        (2,581,350)
Increase in other assets                                             (55,994)         (381,446)
                                                                 -----------       -----------
          Net cash used in investing activities
                                                                     (55,994)       (2,962,796)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayment of) line of credit                     (200,000)          747,370
Repayments of long-term debt and capital lease obligations          (367,215)         (254,002)
Proceeds from long-term debt                                              --         2,649,393
Net proceeds from sale of common stock and common stock
    purchase warrants                                                298,920             2,286
    Net cash provided by (used in) financing activities             (367,215)        3,145,047
                                                                 -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (841,412)         (910,857)
CASH AND CASH EQUIVALENTS, beginning of period                     1,003,783         1,422,732
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                         $   162,371       $   511,875
                                                                 ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 and 1998


1.       ORGANIZATION AND OPERATION

         Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") serves as a holding company for its three operating subsidiaries: Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net) and PTG, Inc. (collectively, the "Subsidiaries"). PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company." The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and expedited delivery and floorcovering industries throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight, expedited delivery and floor covering markets. Truck-Net provides brokerage services to companies, mainly in the air freight industry, that are in need of third-party transportation. PTG, Inc. operates a courier service in the Atlanta, Georgia metropolitan region (d.b.a. Rapid Transit) and provides third-party logistics services in recovering copiers, fax machines, and telephone equipment that are in need of repair or under expired leases.

FINANCIAL CONDITION

         The Company had a working capital deficit of $4.4 million at March 31, 1999, which includes a liability of $6.5 million under the Company's line of credit agreement. This agreement is currently due to expire on May 31, 1999. Management is negotiating an extension of its line of credit agreement and expects that if it is unable to extend the line of credit, it will seek additional third-party financing to satisfy its anticipated cash requirements through 1999. There can be no assurance that the Company will be successful in obtaining an extension of its credit agreement or in arranging alternative financing under commercially reasonable terms or at all. If the Company is not successful in negotiating a satisfactory outcome, there is doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of PTG, Ltd. and the Subsidiaries. All significant intercompany balances and transactions have been eliminated.

INCOME TAXES

         Net operating loss carryforwards will be utilized to fully offset income generated in the first quarter of 1999. Therefore, no income tax provision was recorded.

3.       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of the Company at March 31, 1999 and the consolidated results of the Company's operations and its cash flows for the three month periods ended March 31, 1999 and 1998. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

4.       RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

5.       BUSINESS SEGMENT INFORMATION

The following table summarizes revenues and operating income by business segment for the quarters ended March 31, 1999 and 1998:



                                                          TIMELY AND
                                                         TIMELY NORTH     TRUCK-NET      PTG, INC.        TOTAL
-------------------------------------------------------------------------------------------------------------------
1999:
Revenues from external customers                           8,049,110      1,807,264       245,850       10,102,224
Intersegment revenues                                        674,735         42,937             0          717,672
Operating profit                                             197,869         38,098        89,442          325,409

1998:
Revenues from external customers                          18,013,307      1,714,142       145,597       19,873,046
Intersegment revenues                                        370,796         37,496             0          408,292
Operating profit                                            (981,768)       (13,587)      (41,037)      (1,036,392)


The following table reconciles segment profit to consolidated income for the quarters ended March 31, 1999 and 1998:

                                                                 1999             1998
                                                             --------------------------------
Total operating profit for reportable segments                     325,409         (1,036,392)
Interest expense                                                  (272,436)          (281,551)
Salaries, wages and benefits                                             0           (105,611)
Other unallocated amounts                                           33,195            (40,637)
                                                             --------------------------------
Total consolidated income(loss)                                     86,168         (1,464,191)
                                                             --------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following analysis of the Company's financial condition as of March 31, 1999 and the Company's results of operations for the three month periods ended March 31, 1999 and 1998 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations (including, but not limited to, its ability to extend its credit facility or enter into new arrangements to replace such facility); (iii) the Company's growth strategy and operating strategy (including, but not limited to, issues related to Year 2000 compliance); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, Year 2000 risks and concerns, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-3 (Registration Number 333-70985), as declared effective by the Securities and Exchange Commission on February 5, 1999. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements and the notes thereto.

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

         Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for FedEx and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the three months ended March 31, 1999 and 1998, FedEx accounted for approximately 51% and 22%, respectively, of the Company's consolidated revenues. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement, and management anticipates the renewal of the agreement when it expires in May 2000. There can be no assurance, however, that this agreement will be renewed.

         In developing its niche in the industry, Timely has concentrated, since January 1994, on the contract carriage of truckload freight for the air freight and expedited delivery markets. By concentrating in these markets, the Company has eliminated the need for terminals and has been able to focus its efforts on acquiring equipment and recruiting drivers and other personnel.

         In October 1997, the Company organized Timely North, Inc. in order to enter into a marketing agreement (the "Marketing Agreement") with Continental American Transportation, Inc. ("Continental"). Under that agreement, Timely North, on November 1, 1997, leased or sub-leased from Continental and its two main operating subsidiaries, Carpet Transport, Inc. and Blue Mack Transport, Inc., (collectively "CTI"), substantially all of their operating assets and terminals. In addition, all of the employees of CTI were hired by Timely North effective November 1, 1997.

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

         Truck-Net offers its services to customers on a contract basis. Some of its services provide specific scheduled runs for a definite time period, and others provide deliveries on an as needed basis by the shipper. Truck-Net's largest customer, Panalpina, the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 11% of the Company's consolidated operating revenues for the three months ended March 31, 1999.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

         The Company's operating revenues decreased approximately $9.8 million, or 49.2%, to approximately $10.1 million for the three months ended March 31, 1999, from approximately $19.9 million for the three months ended March 31, 1998. The decrease is primarily due to the inclusion of $10.8 million of Timely North revenues in the first quarter of 1998. Timely's revenues increased by 11% to $8.0 million in the first three months of 1999 from $7.2 million for the same period in 1998. Timely's growth is attributable to the growth of the contract business performed for FedEx and new dedicated lane traffic acquired. Truck-Net and PTG recorded revenues of $1.8 million and $246,000, respectively, in the first quarter of 1999 compared to $1.7 million and $146,000, respectively, for the same period in 1998.

         Since the end of the first quarter, the Company has formalized the development of an agency division. The division is essentially a cooperative for smaller, time-definite, expedited truckload carriers whereby the Company bills the agent carrier's customers and collects the revenues for these shipments. The agent carriers receive economies of scale by participating with the Company in the purchase of certain overhead and other items such as maintenance and fuel.

         The Company's operating expenses decreased approximately $11.2 million, or 53.4%, to approximately $9.8 million in the three months ended March 31, 1999 from approximately $21.1 million in the three months ended March 31, 1998. The decrease in the Company's operating expenses is primarily due to the inclusion of $12 million of operating expense for Timely North in the first quarter of 1998. Timely's operating expenses increased approximately 12.5% to $7.9 million from $7.0 million. The increase for Timely is primarily due to the increased revenues of Timely and the costs related thereto.

         The Company discontinued its Timely North LTL operations, which was losing approximately $400,000 a month, on April 1, 1998. The combined result of closing down the LTL operation and combining the Timely and Timely North truckload operations during the remainder of 1998 had the approximate effect of reducing the number of leased tractors by more than 250, the number of leased trailers by 300 and the number of employees by 400. In addition, the Company realized efficiencies by the consolidation of operations and administrative systems and personnel.

         Net operating loss carryforwards will be utilized to fully offset income generated in the first quarter of 1999. Therefore, no provision for income taxes has been recorded.

         The Company's net income was approximately $86,000 for the three months ended March 31, 1999 compared to a loss of $1.5 million in the similar period of 1998. This improvement in net income was primarily the result of discontinuing the Timely North LTL operations, which losses together with costs incurred to discontinue these operations and costs related to the termination of the marketing agreement with CTI amounted to approximately $1.3 million in the first quarter of 1998, and improved operations of the Company's remaining subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had negative working capital of approximately $4.4 million at March 31, 1999 compared to negative working capital of $4.6 million at December 31, 1998. During the fourth quarter of 1998, certain notes and accounts receivable associated with Timely North's marketing agreement with CTI were reclassified from current to non-current assets due to the unpredictability of the time required to settle accounts due to the bankruptcy of the principal debtors. In addition, the Company's primary credit facility, which is discussed below, has been classified as a current liability due to the May 31, 1999 maturity date.

         Net cash used in operating activities totaled approximately $518,000 for the three month period ended March 31, 1999, compared to usage of approximately $1.1 million in the comparable period ended March 31, 1998. This decrease in usage arose mainly from the incurrence of net income during the 1999 period as compared to a net loss during the comparable period in 1998 and a $400,000 increase in accounts payable and accrued expenses offset by a $1.4 increase in accounts receivable. Cash used in investing activities decreased approximately $2.9 million primarily due the acquisition of approximately $2.6 million of property and equipment during the three month period ended March 31, 1998. The Company expended no funds on property and equipment in the first quarter of 1999. The Company retired approximately $600,000 of debt and received equity proceeds of $299,000 during the three month period ended March 31, 1999.

         The Company has available a combined $9.0 million line of credit with a lending institution to provide for the Company's working capital and letter of credit requirements. The loan is guaranteed by the Company's principal shareholder and bears interest at a rate equal to 0.75% above the bank's base rate (as defined in the agreement). At March 31, 1999, the Company had $6.5 million outstanding under the line of credit with no availability remaining pursuant to the terms of the agreement. This facility, which was originally scheduled to mature on December 31, 1998, has been extended by the bank until May 31, 1999. The Company has received verbal assurances from the bank that it will extend the current facility past May 31, 1999 while the Company attempts to enter into new arrangements with it or another lending institution. However, there can be no assurance that the Company will be able to further extend or enter into new arrangements with the bank or another lending institution on terms favorable to the Company, if at all, which might necessitate that the Company raise additional funds through the issuance of equity or convertible debt securities. Pursuant to the loan agreement with the bank, the Company must satisfy certain financial and other covenants. As of March 31, 1999, the Company was in default under several non-monetary covenants. The Company has requested from the bank waivers of compliance with these covenants.

         As stated above, the Company is currently negotiating with its current lender and various others the terms of new credit arrangements which it anticipates it will enter into within the next few months to replace its current line of credit. The Company believes that these new arrangements, if entered into, along with the continued improvement in cash flows from operations, as a result of the operating changes discussed above, will be sufficient to satisfy its contemplated cash requirements over the next 12 months. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all. If the company is unable to replace its existing line of credit prior to any extended maturity date, the Company's business, financial condition and results of operations would be materially adversely affected. As a result of this uncertainty, the Company's independent certified public accountants added an explanatory paragraph to their report on the Company's financial statements for the year ended December 31, 1998 which makes references to the uncertainties regarding the Company's ability to continue as a going concern. Certain of the statements in this paragraph are "forward-looking" statements which are subject to the risks and uncertainties discussed above.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

LITIGATION

         An involuntary bankruptcy petition was filed on or about May 26, 1998 against Continental American, the parent corporation of Carpet Transport, Inc. ("CTI"), in the case styled In re: Continental American Transportation, Inc., Case No. 98-41900 HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). This action was initiated by several parties purporting to be creditors of Continental American. The involuntary bankruptcy petition resulted in the appointment of a trustee. The trustee has pursued certain claims against the Company as described in the discussion of the CTI Properties, Inc. bankruptcy. See below.

         An involuntary bankruptcy petition was filed on or about August 7, 1998 against CTI Properties, Inc. a wholly-owned subsidiary of Continental American, in the case styled In re: CTI Properties, Inc., Case No. R98-42886-HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). The same trustee has been appointed for both Continental American and CTI Properties. The trustee has filed an adversary proceeding against the Company asserting that the Company's first priority security deed may be avoided as a preference. The Company intends to deny that its first priority security interest may be avoided, but even if the trustee's argument is accepted by the court, the Company has title insurance on the property as well as the personal guarantee of one of the owners of the property.

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

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

27.1         Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K. - On January 4, 1999, the Company filed a report on Form 8-K to report the sale of $500,000 of 9% Convertible Debentures and warrants to purchase up to 1.1 million shares of the Company's common stock.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PROFESSIONAL TRANSPORTATION GROUP LTD., INC.



Date: May 14, 1999      By:    /s/ Dennis A. Bakal
      ------------           ----------------------------------------------
                             Dennis A. Bakal
                             President, Chief Executive Officer and
                               Chairman of the Board
                             (principal executive officer)


Date: May 14, 1999      By:   /s/ Susan P. Dial
      ------------           ----------------------------------------------
                             Susan P. Dial
                             Chief Financial Officer and Director
                             (principal financial and accounting officer)