Form 10-Q/A
period 1999-03-31
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1999-06-16
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q/A
(Mark One)

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

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998


                                                                         Three Months
                                                                        Ended March 31,
                                                                 -----------------------------
                                                                    1999              1998
                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                     (Unaudited)
Net income (loss)                                                $    86,168       $(1,464,191)
                                                                 -----------       -----------
Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
     Depreciation                                                    246,200           227,555
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                             (1,368,716)           46,385
       Due from affiliate                                                 --            29,250
       Other current assets                                         (464,298)         (553,507)
       Accounts payable and accrued liabilities                    1,000,523           621,400
                                                                 -----------       -----------
         Total adjustments                                          (604,291)          371,083
                                                                 -----------       -----------
         Net cash used in operating activities                      (518,123)       (1,093,108)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                       --        (2,581,350)
Increase in other assets                                             (54,994)         (381,446)
                                                                 -----------       -----------
          Net cash used in investing activities
                                                                     (54,994)       (2,962,796)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayment of) line of credit                     (200,000)          747,370
Repayments of long-term debt and capital lease obligations          (268,295)         (254,002)
Proceeds from long-term debt                                              --         2,649,393
Net proceeds from sale of common stock and common stock
    purchase warrants                                                298,920             2,286
    Net cash provided by (used in) financing activities             (268,295)        3,145,047
                                                                 -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (841,412)         (910,857)
CASH AND CASH EQUIVALENTS, beginning of period                     1,003,783         1,422,732
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                         $   162,371       $   511,875
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

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

         27.1*        Financial Data Schedule (for SEC use only).

         * Previously Filed

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

                        PROFESSIONAL TRANSPORTATION GROUP LTD., INC.



Date: June 16, 1999     By:    /s/ Dennis A. Bakal
      -------------          ----------------------------------------------
                             Dennis A. Bakal
                             President, Chief Executive Officer and
                               Chairman of the Board
                             (principal executive officer)


Date: June 16, 1999     By:   /s/ Susan P. Dial
      ------------           ----------------------------------------------
                             Susan P. Dial
                             Chief Financial Officer and Director
                             (principal financial and accounting officer)