Form 10-Q
period 1999-06-30
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1999-08-16
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

                         Commission File No. 000-22571
                                             ---------

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

                                 (678) 264-0400
                                  -------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes [ ]   No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, no par value per share, 4,467,348 shares issued and outstanding as of August 13,1999.

         Redeemable Common Stock Purchase Warrants, 1,437,500 issued and outstanding as of August 13, 1999.

         Transitional Small Business Disclosure Format (check one):
 YES [ ] NO [X]

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                     INDEX

                                                                                                                Page
                                                                                                                -----
PART I            FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.......................    3

                  Consolidated Statements of Operations for the three months and six months
                  Ended June 30, 1999 and 1998................................................................    4

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 1999 and 1998 .....................................................................    5

                  Notes to the Consolidated Financial Statements..............................................    6

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of Operation........    8


PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings...........................................................................   13

ITEM 4.           Submission of Matters to a Vote of Security Holders.........................................   15

ITEM 5.           Other Information ..........................................................................   15

ITEM 6.           Exhibits and Reports on Form 8-K............................................................   15

                  Signatures..................................................................................   16

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements -

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and December 31, 1998

                                                                                          June 30,       December 31,
                                                                                            1999           1998
                                                                                          --------     ------------
                                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $    116,302       $  1,003,783
Trade accounts receivable, net of allowance for doubtful accounts of
  $793,765 at June 30, 1999 and $757,765 at December 31, 1998                           9,734,958          6,633,732
Due from affiliate                                                                        429,365            429,365
Due from shareholder                                                                      306,177            577,197
Prepaid expenses                                                                        1,025,257            662,176
Other current assets                                                                      718,327            583,311
                                                                                     ------------       ------------
         Total current assets                                                          12,330,386          9,889,564

PROPERTY AND EQUIPMENT, net                                                             6,473,697          6,940,060
NONCURRENT NOTES AND RECEIVABLES                                                        2,950,262          2,831,248
OTHER ASSETS                                                                              151,163            157,847
                                                                                     ------------       ------------
         Total assets                                                                $ 21,905,508       $ 19,818,719
                                                                                     ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                     $  5,965,294       $  3,226,222
Accrued liabilities                                                                     2,861,172          3,074,145
Line of credit                                                                          6,486,289          6,666,722
Current maturities of long-term debt and capital lease obligations                      1,551,016          1,487,025
                                                                                     ------------       ------------
         Total current liabilities                                                     16,863,771         14,454,114
                                                                                     ------------       ------------


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of
  current maturities                                                                    3,209,109          4,268,887
                                                                                     ------------       ------------
DEFERRED INCOME TAXES                                                                     237,209            237,209
                                                                                     ------------       ------------

SHAREHOLDERS' EQUITY:
Preferred stock; 100,000 shares authorized, no shares issued and outstanding                   --                 --
Common stock; no par value, 20,000,000 shares authorized, 4,467,348 and
   3,868,160 shares issued and outstanding at June 30, 1999 and
   December 31, 1998, respectively                                                             --                 --
Common stock purchase warrants                                                            353,867            353,867
Additional paid-in capital                                                              6,239,716          5,711,466
Accumulated deficit                                                                    (4,998,164)        (5,206,824)
                                                                                     ------------       ------------
         Total shareholders' equity                                                     1,595,419            858,509
                                                                                     ------------       ------------
         Total liabilities and shareholders' equity                                  $ 21,905,508       $ 19,818,719
                                                                                     ============       ============


       The accompanying notes are an integral part of these consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1999 and 1998

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                           -------                            --------
                                                    1999             1998              1999               1998
                                                        (Unaudited)                          (Unaudited)

OPERATING REVENUES                           $ 11,604,670       $ 13,923,998       $ 21,706,894       $ 33,797,044
                                             ------------       ------------       ------------       ------------
OPERATING EXPENSES:
Salaries, wages and benefits                    5,177,298          6,292,818          9,647,129         15,908,797
Purchased transportation                        1,468,041          1,957,729          2,427,753          3,775,088
Operating supplies and expenses                 2,301,643          2,458,060          4,463,155          7,181,862
Fuel and fuel taxes                             1,270,323          1,745,290          2,381,903          4,495,949
Communications and utilities                      221,195            350,511            441,209            776,489
Depreciation                                      241,693            301,253            487,893            528,808
Operating taxes and licenses                       86,597            157,412            233,581            352,179
Bad debt expense                                   33,000              3,000             36,000             56,000
Other operating expenses                          544,805            809,381          1,041,637          2,058,506
                                             ------------       ------------       ------------       ------------
      Total operating expenses                 11,344,595         14,075,454         21,160,260         35,133,678
                                             ------------       ------------       ------------       ------------


INCOME (LOSS) FROM  OPERATIONS                    260,075           (151,456)           546,634         (1,336,634)

OTHER INCOME (EXPENSE):
   Interest expense                              (231,713)          (237,787)          (504,149)          (519,338)
   Other income, net                               94,130            152,369            166,175            154,907
                                             ------------       ------------       ------------       ------------
  INCOME (LOSS) BEFORE
  INCOME TAXES                                    122,492           (236,874)           208,660         (1,701,065)


PROVISION FOR INCOME TAXES                             --                 --                 --                 --


NET INCOME (LOSS)                            $    122,492       $   (236,874)      $    208,660       $ (1,701,065)
                                             ============       ============       ============       ============

NET LOSS PER COMMON SHARE - basic            $       0.03       $      (0.06)      $       0.05       $      (0.44)
                                             ============       ============       ============       ============

Weighted average common and common
equivalent shares outstanding - basic           4,236,950          3,867,850          4,065,728          3,867,625
                                             ============       ============       ============       ============

NET LOSS PER COMMON SHARE - diluted          $       0.02       $      (0.06)      $       0.04       $      (0.44)
                                             ============       ============       ============       ============
Weighted average common and common
equivalent shares outstanding - diluted         4,950,429          3,867,850          4,852,786          3,867,625
                                             ============       ============       ============       ============


  The accompanying notes are an integral part of these consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998

                                                                             Six Months
                                                                            Ended June 30,
                                                                       1999               1998
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $   208,660       $(1,701,065)
                                                                  -----------       -----------
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
     Depreciation and amortization                                    487,893           528,808
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                              (3,101,226)        2,422,567
       Due from affiliate                                                  --            29,250
       Other current assets                                          (498,097)         (963,280)
       Accounts payable and accrued liabilities                     2,526,099           559,447
                                                                  -----------       -----------
         Total adjustments                                           (585,331)        2,576,792
                                                                  -----------       -----------
         Net cash (used in) provided by operating activities         (376,671)          875,727
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                   (21,530)       (2,781,023)
Increase in other assets                                             (112,330)         (577,577)
                                                                  -----------       -----------
          Net cash used in investing activities                      (133,860)       (3,358,600)
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayment of) line of credit                      (180,433)          897,370
Repayments of long-term debt and capital lease obligations           (667,537)         (673,619)
Proceeds from long-term debt                                               --         2,649,393
Net proceeds from sale of common stock and common stock
    purchase warrants                                                 200,000             2,286
Due from shareholder                                                  271,020                --
                                                                  -----------       -----------
    Net cash (used in) provided by financing activities              (376,950)        2,875,430
                                                                  -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (887,481)          392,557
CASH AND CASH EQUIVALENTS, beginning of period                      1,003,783         1,422,732
                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                          $   116,302       $ 1,815,289
                                                                  ===========       ===========



              The accompanying notes are an integral part of these consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998


1.       ORGANIZATION AND OPERATION

         Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") serves as a holding company for its three operating subsidiaries: Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net) and PTG, Inc. (collectively, the "Subsidiaries"). PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company." The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and expedited delivery and floor covering industries throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight, expedited delivery and floor covering markets. Truck-Net provides brokerage services to companies, mainly in the air freight industry, that are in need of third-party transportation. PTG, Inc. operates a courier service in the Atlanta, Georgia metropolitan region (d.b.a. Rapid Transit) and provides third-party logistics services in recovering copiers, fax machines, and telephone equipment that are in need of repair or under expired leases.

FINANCIAL CONDITION

         The Company had a working capital deficit of $4.5 million at June 30, 1999, which includes a liability of $6.5 million under the Company's line of credit agreement. This agreement is currently due to expire on September 30, 1999. Management is negotiating an extension of its line of credit agreement and expects that if it is unable to extend the line of credit, it will seek additional third-party financing to satisfy its anticipated cash requirements through 1999. There can be no assurance that the Company will be successful in obtaining an extension of its credit agreement or in arranging alternative financing under commercially reasonable terms or at all. If the Company is not successful in negotiating a satisfactory outcome, there is doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of PTG, Ltd. and the Subsidiaries. All significant inter-company balances and transactions have been eliminated.

INCOME TAXES

         Net operating loss carryforwards will be utilized to fully offset income generated in the first six months of 1999. Therefore, no income tax provision was recorded.

3.       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of the Company at June 30, 1999 and the consolidated results of the Company's operations for the three month and six month periods ended June 30, 1999 and 1998. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

4.       RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

5.       BUSINESS SEGMENT INFORMATION

The following table summarizes revenues and operating income by business segment for the six months ended June 30, 1999 and 1998:


                                           TIMELY AND
                                           TIMELY NORTH      TRUCK-NET       PTG, INC.         TOTAL
---------------------------------------------------------------------------------------------------------
1999:
Revenues from external customers            18,873,873       3,961,211       387,867        23,222,951
Intersegment revenues                        1,305,005         211,052             0         1,516,057
Operating profit                               444,583         108,728        91,391           644,702

1998:
Revenues from external customers            30,030,835       3,902,513       311,459        34,244,807
Intersegment revenues                          375,103          72,660             0           447,763
Operating profit (loss)                       (958,836)         63,796      (102,080)         (997,120)


The following table reconciles segment profit (loss) to consolidated income for the six months ended June 30, 1999 and 1998:

                                                                 1999             1998
                                                           ---------------------------
Total operating profit (loss) for reportable segments       644,702         (997,120)

Interest expense                                           (504,149)        (519,338)
Salaries, wages and benefits                                      0         (222,955)
Other unallocated amounts                                    68,107           38,348
                                                           ---------------------------
Total consolidated net income (loss)                        208,660       (1,701,065)
                                                           ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following analysis of the Company's financial condition as of June 30, 1999 and the Company's results of operations for the three and six month periods ended June 30, 1999 and 1998 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations (including, but not limited to, its ability to extend its credit facility or enter into new arrangements to replace such facility); (iii) the Company's growth strategy and operating strategy (including, but not limited to, issues related to Year 2000 compliance); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, Year 2000 risks and concerns, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-3 (Registration Number 333-70985), as declared effective by the Securities and Exchange Commission on February 5, 1999. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements and the notes thereto.

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

         Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for FedEx and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the six months ended June 30, 1999 and 1998, FedEx accounted for approximately 41% and 26%, respectively, of the Company's consolidated revenues. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement, and management anticipates the renewal of the agreement when it expires in May 2000. There can be no assurance, however, that this agreement will be renewed.

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

         The primary business of CTI was the truckload and less-than-truckload ("LTL") cartage of carpet from manufacturing facilities located in north Georgia to customers primarily located in the eastern and southern United States. The business was headquartered in Calhoun, Georgia, the heart of the carpet manufacturing industry in the United States, and served most of the major carpet mills. The movement of carpet is primarily a one direction movement with most of the carpet movement being outbound from north Georgia, making it necessary to find sufficient back-haul business to bring the trucks back to Georgia at the lowest possible cost. CTI operated 17 remote terminals to handle the LTL freight it received from the mills. These terminals were located in 10 states. On November 1, 1997 Timely North began operating these terminals and began an analysis of the LTL business. In January 1998, Timely North announced a substantial rate increase to its LTL customers in an attempt to bring this part of the operation to a profitable level. On March 27, 1998, Timely North entered into an agreement with CSI/Crown, Inc. ("CSI/Crown"), an industry competitor and subsidiary of US Xpress Enterprises, Inc., under which Timely North terminated its LTL operations as of April 1, 1998 and used its reasonable best efforts to persuade the LTL customers to transfer their business to CSI/Crown. At the time of termination, all LTL terminals were closed, employees terminated and equipment and records prepared for return to the Calhoun location. All terminal location leases were either leased by CTI or are owned by a former subsidiary of Continental. Neither the Company nor Timely North is a party to any of the leases or finance contracts entered into by CTI or Continental.

         During the second quarter of 1998, the Company ceased operating Timely North, which allowed it to eliminate duplicative functions, personnel and equipment. Timely restructured to discontinue less profitable full truckload routes and assumed the most profitable carpet routes from Timely North. The Company believes that this restructuring has improved customer service, lowered "deadhead" miles and lowered its operating costs.

         Truck-Net, a licensed freight broker, performs truckload brokerage services in the same air freight and expedited delivery markets served by Timely. As a broker, Truck-Net matches a shipper with a specific routing and/or equipment need with a carrier able to satisfy the shipper's particular requirements. All carriers used by Truck-Net are required to be properly certificated and to have a current certificate of insurance. When logistically feasible, Truck-Net utilizes Timely's equipment to complete the brokerage contracts. In 1998 the Company began dedicating a portion of the Timely fleet to servicing Truck-Net customers.

         Truck-Net offers its services to customers on a contract basis. Some of its services provide specific scheduled runs for a definite time period, and others provide deliveries on an as needed basis by the shipper. Truck-Net's largest customer, Panalpina, the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 11% of the Company's consolidated operating revenues for the six months ended June 30, 1999, as compared to approximately 5% for the six months ended June 30, 1998.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 compared Six Months Ended June 30, 1998

         Operating revenues decreased 35.8%, or $12.1 million, to $21.7 million in the first six months of 1999 from $33.8 million for the same period last year. Timely's revenue decreased $1.5 million to $17.5 million primarily due to revenues generated from the carpet industry during the second quarter of 1998 which the Company did not operate during the comparable period of 1999. Timely North revenues included in the six month period of 1998 were $10.7 million. Truck-Net and PTG, Inc. recorded revenues of $3.8 million and $388,000, respectively, in the first six months of 1999 compared to $3.8 million and $311,000 in the same period of 1998.

         Operating expenses decreased $13.9 million to $21.2 million for the six month period ended June 30, 1999 from $35.1 million for the same period of 1998. Timely accounted for $1.7 million of this decrease, primarily as a result of lower revenue discussed above, while the discontinuance of Timely North operations accounted for $11.8 million of the decrease.

         Net operating loss carryforwards will be utilized to fully offset income generated in the first six months of 1999. Therefore, no provision for income taxes has been recorded.

         The Company's net income increased approximately $1.9 million to net income of $209,000 for the first six months of 1999 compared to a net loss of $1.7 million for the comparable period of 1998, primarily as a result of discontinuing the Timely North LTL operations on April 1, 1998.

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

         The Company's operating revenues decreased approximately $2.3 million, or 16.7%, to approximately $11.6 million for the three months ended June 30, 1999, from approximately $13.9 million for the three months ended June 30, 1998. In its efforts to return to profitability after entering into the Marketing Agreement and realizing the unprofitability of the LTL operations, the Company reduced service and discontinued marginally profitable routes during the last three quarters of 1998, primarily in the carpet industry segment, resulting in an overall reduction in revenues. Timely's revenues decreased $2.3 million, or 19%, to $9.5 million in the second quarter of 1999 from $11.8 million for the same period in 1998. The reduction in Timely's revenue is attributable to the reduction of carpet business discussed above, offset by growth in the contract business performed for FedEx, new dedicated lane traffic acquired and the initiation of an agency division. Truck-Net and PTG recorded revenues of $2.0 million and $142,000, respectively, in the second quarter of 1999 compared to $2.1 million and $199,000, respectively, for the same period in 1998.

         During the second quarter of 1999, Timely began operating its agency division with one agent. The division is essentially a cooperative for smaller, time-definite, expedited truckload carriers whereby the Company bills the agent carrier's customers and collects the revenues for these shipments. The agent carriers receive economies of scale by participating with the Company in the purchase of certain overhead and other items such as maintenance and fuel. The division accounted for approximately $225,000 of Timely's revenue during the quarter. A second agent began operations in August 1999.

         The Company's operating expenses decreased approximately $2.7 million, or 19.4%, to approximately $11.3 million in the three months ended June 39, 1999 from approximately $14.1 million in the three months ended June 30, 1998. The decrease in the Company's operating expenses is primarily due to direct costs associated with the reduction in revenue. The Company relocated its corporate offices in May 1999 from Calhoun, Georgia to Marietta, Georgia, realizing some cost reductions in rent, utilities, salaries and other overhead. Timely's operating expenses declined $2.6 million, or 22%, to $9.3 million from $11.9 million.

         The Company's net income was approximately $123,000 for the three months ended June 30, 1999 compared to a loss of $237,000 in the similar period of 1998. This improvement in net income was primarily the result of revenues generated from more profitable contract and dedicated lane segments and the realization of cost containment measures initiated over the past fifteen months.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had negative working capital of approximately $4.5 million at June 30, 1999 compared to negative working capital of $4.6 million at December 31, 1998. During the fourth quarter of 1998, certain notes and accounts receivable associated with Timely North's marketing agreement with CTI were reclassified from current to non-current assets due to the unpredictability of the time required to settle accounts due to the bankruptcy of the principal debtors. In addition, the Company's primary credit facility, which is discussed below, has been classified as a current liability due to a September 30, 1999 maturity date.

         Net cash used in operating activities totaled approximately $377,000 for the six month period ended June 30, 1999, compared to net cash provided of approximately $876,000 in the comparable period ended June 30, 1998. This increase in usage arose mainly from losses incurred from the LTL operations of Timely North in the first three months of 1998 offset by collections of that division's trade accounts receivable. Cash used in investing activities decreased to approximately $134,000 in 1999 from $3.4 million in 1998 primarily due to the acquisition of approximately $1.1 million of satellite communications equipment and $1.2 million of trailers during the first six months of 1998. During the first six months of 1999, the Company repaid $848,000 of its obligations under long-term debt and capital leases and retired approximately $180,000 of its line of credit.

         Since the end of the second quarter, the Company has entered into arrangements with several of its lessors and financial institutions to defer certain lease and debt payments, some of which are in arrears, to the end of the original contract, thereby improving current cash flows. Accounts payable at June 30, 1999 reflect approximately $1.2 million of deferred payments for which the Company has executed extension contracts at the date of this filing. The Company is continuing negotiations with certain others to defer additional amounts.

         The Company has available a combined $9.0 million line of credit with a lending institution to provide for the Company's working capital and letter of credit requirements. The loan is guaranteed by the Company's principal shareholder and bears interest at a rate equal to 0.75% above the bank's base rate (as defined in the agreement). At June 30, 1999, the Company had $6.5 million outstanding under the line of credit with no availability remaining pursuant to the terms of the agreement. This facility, which was originally scheduled to mature on December 31, 1998, has been extended by the bank until September 30, 1999. The Company has received verbal assurances that the facility will be further extended if certain financial conditions are met. However, there can be no assurance that the Company will be able to further extend or enter into new arrangements with the bank or another lending institution on terms favorable to the Company, if at all, which might necessitate that the Company raise additional funds through the issuance of equity or convertible debt securities. Pursuant to the loan agreement with the bank, the Company must satisfy certain financial and other covenants. As of June 30, 1999, the Company was in default under several non-monetary covenants. The Company has requested from the bank waivers of compliance with these covenants.

         The Company is in negotiations, with its current lender and other financial institutions, on new credit arrangements which it anticipates it will enter into within the next few months to replace its current line of credit. The Company believes that these new arrangements, if entered into will be sufficient to satisfy its contemplated cash requirements over the next 12 months. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all. If the company is unable to replace its existing line of credit prior to any extended maturity date, the Company's business, financial condition and results of operations would be materially adversely affected. As a result of this uncertainty, the Company's independent certified public accountants added an explanatory paragraph to their report on the Company's financial statements for the year ended December 31, 1998 which makes references to the uncertainties regarding the Company's ability to continue as a going concern. Certain of the statements in this paragraph are "forward-looking" statements which are subject to the risks and uncertainties discussed above.

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

Item 1.  Legal Proceedings

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

         T.M.B. Inc. v. Timely Transportation Inc. and Timely North, Inc., Case No. 98-CV-1931, U.S. District Court for the Northern District of Georgia, Atlanta Division. The plaintiff seeks to recover $99,998.52 for services rendered and goods supplied. Timely has filed an answer denying liability, and intends to vigorously defend on the merits. The plaintiff has attempted to add Professional Transportation Group Ltd., Inc. as a defendant and to bring additional claims based on alleged breaches of certain equipment leases. The amount of the plaintiff's additional claims has yet to be determined, but the court has, thus far, denied the plaintiff's attempts to add such additional claims. In any event, the Company was not the lessee under the equipment lease in issue, and intends to vigorously to defend against such claims in the event an additional lawsuit is filed.

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

         Gainey Transportation Services, Inc. v. Timely Transportation, Inc., Timely North, Inc. and Professional Transportation Group Ltd., Inc., Civil Action File No. 99-1-5811-99, Superior Court of Cobb County, Georgia. The plaintiff filed suit claiming that it is owed approximately $65,356.22 for services rendered. The Company intends to file an answer denying liability and asserting that the liability, if any, is solely that of Timely North.

         Client Server Solutions, Inc. v. Professional Transportation Group Ltd., Inc., Case No. 99-CV-01909D, State Court of Clayton County, Georgia. The plaintiff seeks to recover approximately $87,448.62 for services allegedly rendered. The Company disputes the plaintiff's claim and filed an answer denying liability. It appears that the Company may have counterclaims against the plaintiff, and counsel if presently investigating such counterclaims, which will likely be added to the lawsuit in the near future.

         The Company is not a party to any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting of the Shareholders of the Company was held on May 21, 1999 for the following purpose:

         1.       to elect five directors to serve for one-year terms

         Only shareholders of record at the close of business on March 22, 1999 were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management's solicitations.

         Proxies and ballots were received from the holders of 3,925,029 shares of the Company's common stock, representing 98.91% of the outstanding shares of common stock. The results were as follows:

         1. The five individuals nominated to serve as directors were elected with the number of votes for and withheld as indicated below:
         2.

                   Nominee                  For           Withheld
                   -------------------      ---------     --------
                   Dennis A. Bakal          3,922,179      2,850
                   Linda K. Roberts         3,922,179      2,850
                   Susan P. Dial            3,922,179      2,850
                   Robert E. Altenbach      3,922,179      2,850
                   Gregory G. Hardwick      3,922,179      2,850

Item 5.  Other Information

         The Company has received correspondence from the Nasdaq Stock Market with respect to the fact that the Company currently does not satisfy Nasdaq's continued listing requirements. Nasdaq has given the Company until October 20, 1999, at which time if the Company does not meet the requirements, Nasdaq may issue an order delisting its securities from the Nasdaq SmallCap Market. The Company may request a hearing to appeal the delisting. The Company believes that it will meet the requirements by the October 20, 1999 deadline, or be close enough that Nasdaq will either grant a further extension or that an appeal of the delisting will be successful. The preceding sentence is a forward-looking statement.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

No.          Description
--           -----------

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

4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 from the Registration Statement)

4.2 Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 from the Registration Statement)

10.1 Loan Documents Modification Agreement (May 31, 1999) by and between the Company, Dennis A. Bakal and SouthTrust Bank, N.A.

27.1              Financial Data Schedule (for SEC use only).


         (b) Reports on Form 8-K. -The Company filed one Form 8-K during the three month period ended June 30, 1999. This report, dated April 14, 1999, concerned the reduction in the exercise price of the Company's public warrants.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROFESSIONAL TRANSPORTATION GROUP LTD., INC.



Date: August 13, 1999        By:    /s/ Dennis A. Bakal
      ----------------            -----------------------
                                   Dennis A. Bakal
                                   President and Chief Executive Officer
                                   (principal executive officer)


Date: August 13, 1999        By:   /s/ Susan P. Dial
      ---------------             --------------------
                                   Susan P. Dial
                                   Chief Financial Officer
                                   (principal financial and accounting officer)