Form 10-Q
period 1999-09-30
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1999-11-15
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                         Commission File No. 000-22571

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

       Georgia                                         58-1915632
       -------                                    -------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

           1950 Spectrum Circle, Suite B-100, Marietta, Georgia 30067
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (678) 264-0400
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, no par value per share, 4,474,757 shares issued and outstanding as of November 12, 1999.

         Redeemable Common Stock Purchase Warrants, 1,437,500 issued and outstanding as of November 12, 1999.

         Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                     INDEX



                                                                                                                Page
                                                                                                                ----
PART I            FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998......................3

                  Consolidated Statements of Operations for the three months and nine months
                  Ended September 30, 1999 and 1998...............................................................4

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1999 and 1998 ....................................................................5

                  Notes to the Consolidated Financial Statements..................................................6

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of Operation............8


PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings..............................................................................12

ITEM 6.           Exhibits and Reports on Form 8-K...............................................................14

                  Signatures.....................................................................................15

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements -

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998


                                                                                      September 30,          December 31,
                                                                                          1999                  1998
                                                                                      ------------           ------------
                                                                                      (Unaudited)

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $   (173,644)          $  1,003,783
Trade accounts receivable, net of allowance for doubtful accounts of
  $811,765 at September 30, 1999 and $757,765 at December 31, 1998                      10,206,201              6,633,732
Due from affiliate                                                                         429,365                429,365
Due from shareholder                                                                       183,443                577,197
Prepaid expenses                                                                           617,674                662,176
Other current assets                                                                       775,624                583,311
                                                                                      ------------           ------------
         Total current assets                                                           12,038,663              9,889,564

PROPERTY AND EQUIPMENT, net                                                              6,225,523              6,940,060
NONCURRENT NOTES AND RECEIVABLES                                                         3,010,754              2,831,248
OTHER ASSETS                                                                               130,289                157,847
                                                                                      ------------           ------------
         Total assets                                                                 $ 21,405,229           $ 19,818,719
                                                                                      ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                      $  4,656,038           $  3,226,222
Accrued liabilities                                                                      3,403,922              3,074,145
Note payable                                                                               300,000                     --
Line of credit                                                                           6,486,289              6,666,722
Current maturities of long-term debt and capital lease obligations                       1,570,136              1,487,025
                                                                                      ------------           ------------
         Total current liabilities                                                      16,416,385             14,454,114
                                                                                      ------------           ------------


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of
  current maturities                                                                     2,951,457              4,268,887
                                                                                      ------------           ------------
DEFERRED INCOME TAXES                                                                      237,209                237,209
                                                                                      ------------           ------------

SHAREHOLDERS' EQUITY:
Preferred stock; 100,000 shares authorized, no shares issued and outstanding                    --                     --
Common stock; no par value, 20,000,000 shares authorized, 4,474,757 and
   3,868,160 shares issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively                                                              --                     --
Common stock purchase warrants                                                             353,867                353,867
Additional paid-in capital                                                               6,250,039              5,711,466
Accumulated deficit                                                                     (4,803,728)            (5,206,824)
                                                                                      ------------           ------------
         Total shareholders' equity                                                      1,800,178                858,509
                                                                                      ------------           ------------
         Total liabilities and shareholders' equity                                   $ 21,405,229           $ 19,818,719
                                                                                      ============           ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1999 and 1998



                                                          Three Months Ended                            Nine Months Ended
                                                             September 30,                                September 30,
                                                 -----------------------------------           -----------------------------------
                                                     1999                   1998                   1999                  1998
                                                             (Unaudited)                                   (Unaudited)

OPERATING REVENUES                               $ 11,491,398           $ 11,329,329           $ 33,198,292           $ 45,126,373
                                                 ------------           ------------           ------------           ------------

OPERATING EXPENSES:
Salaries, wages and benefits                        5,104,824              5,120,984             14,751,953             21,029,781
Purchased transportation                            1,282,794              1,398,754              3,710,547              5,173,842
Operating supplies and expenses                     2,223,870              1,951,818              6,687,025              9,133,680
Fuel and fuel taxes                                 1,425,480              1,284,776              3,807,383              5,780,725
Communications and utilities                          154,410                231,350                595,619              1,007,839
Depreciation                                          242,484                188,111                730,377                716,919
Operating taxes and licenses                           90,995                161,141                324,576                513,320
Bad debt expense                                       18,000                  3,000                 54,000                 59,000
Other operating expenses                              554,081                685,580              1,595,718              2,744,086
                                                 ------------           ------------           ------------           ------------
         Total operating expenses                  11,096,938             11,025,514             32,257,198             46,159,192


INCOME (LOSS) FROM OPERATIONS                         394,460                303,815                941,094             (1,032,819)

OTHER INCOME (EXPENSE):
  Interest expense                                   (265,007)              (354,184)              (769,156)              (873,522)
  Other income, net                                    64,984                 86,436                231,160                241,343
                                                 ------------           ------------           ------------           ------------

 INCOME (LOSS) BEFORE
  INCOME TAXES                                        194,437                (36,067)               403,098             (1,664,998)


PROVISION FOR INCOME TAXES                                 --                     --                     --                     --


NET INCOME (LOSS)                                $    194,437           $     36,067           $    403,098           $ (1,664,998)
                                                 ============           ============           ============           ============



NET LOSS PER COMMON SHARE - basic                $       0.04           $        .01           $       0.10           $      (0.43)
                                                 ============           ============           ============           ============

Weighted average common and common
equivalent shares outstanding - basic               4,467,428              3,867,850              4,217,464              3,867,701
                                                 ============           ============           ============           ============

NET LOSS PER COMMON SHARE - diluted              $       0.04           $        .01           $       0.08           $      (0.43)
                                                 ============           ============           ============           ============

Weighted average common and common
equivalent shares outstanding - diluted             5,167,287              4,624,482              5,047,602              3,867,701
                                                 ============           ============           ============           ============



             The accompanying notes are an integral part of these
                      consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998



                                                                                 Nine Months
                                                                             Ended September 30,
                                                                      ---------------------------------
                                                                          1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:                                           (Unaudited)

Net income (loss)                                                     $   403,098           $(1,664,998)
                                                                      -----------           -----------
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
     Depreciation and amortization                                        730,377               716,919
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                                  (3,572,469)            2,398,203
       Due from affiliate                                                      --                29,250
       Other current assets                                              (147,811)           (1,309,516)
       Accounts payable and accrued liabilities                         1,759,593               386,440
                                                                      -----------           -----------
         Total adjustments                                             (1,230,310)            2,221,296
                                                                      -----------           -----------
         Net cash (used in) provided by operating activities             (827,212)              556,298
                                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                       (15,840)           (2,861,532)
Increase in other assets                                                 (151,948)             (514,248)
                                                                      -----------           -----------
          Net cash used in investing activities
                                                                         (167,788)           (3,375,780)
                                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayment of) line of credit                          (180,433)              168,000
Repayments of long-term debt and capital lease obligations               (906,069)           (1,031,901)
Proceeds from long-term debt                                                   --             2,828,763
Proceeds from short-term note receivable
                                                                          300,000                    --
Net proceeds from sale of common stock and common stock
    purchase warrants                                                     210,321                 2,286
Due from shareholder                                                      393,754                    --
                                                                      -----------           -----------
    Net cash provided by (used in) financing activities                  (182,427)            1,967,958
                                                                      -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,177,427)             (851,524)
CASH AND CASH EQUIVALENTS, beginning of period                          1,003,783             1,422,732
                                                                      -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                              $  (173,644)          $   571,208
                                                                      ===========           ===========


              The accompanying notes are an integral part of these
                      consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 and 1998


1.       ORGANIZATION AND OPERATION

         Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") serves as a holding company for its three operating subsidiaries: Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net) and PTG, Inc. (collectively, the "Subsidiaries"). PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company." The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and expedited delivery and floor covering industries throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight, expedited delivery and floor covering markets. Truck-Net provides brokerage services to companies, mainly in the air freight industry, that are in need of third-party transportation. PTG, Inc. provides third-party logistics services in recovering copiers, fax machines, and telephone equipment that are in need of repair or under expired leases. In September 1999, the Company entered into an agreement to discontinue operating PTG Inc.'s courier division and to sell certain assets to Central Delivery Service of Washington, Inc. The purchase price is a specified percentage of revenues generated by PTG, Inc. customers for the two year period after closing.

FINANCIAL CONDITION

         The Company had a working capital deficit of $4.4 million at September 30, 1999, which includes a liability of $6.5 million under the Company's line of credit agreement. Management is currently negotiating an extension of its line of credit agreement and expects that if it is unable to extend the line of credit, it will seek additional third-party financing to satisfy its anticipated cash requirements through 1999. There can be no assurance that the Company will be successful in obtaining an extension of its credit agreement or in arranging alternative financing under commercially reasonable terms or at all. If the Company is not successful in negotiating a satisfactory outcome, there is doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of PTG, Ltd. and the Subsidiaries. All significant inter-company balances and transactions have been eliminated.


INCOME TAXES

         Net operating loss carryforwards will be utilized to fully offset income generated in the first nine months of 1999. Therefore, no income tax provision was recorded.

3.       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of the Company at September 30, 1999 and the consolidated results of the Company's operations for the three month and nine month periods ended September 30, 1999 and 1998. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

4.       RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

5.       BUSINESS SEGMENT INFORMATION

The following table summarizes revenues and operating income by business segment for the nine months ended September 30, 1999 and 1998:




                                           TIMELY AND
                                          TIMELY NORTH          TRUCK-NET          PTG, INC.              TOTAL
                                          ------------          ---------          ---------           ----------
1999:
Revenues from external customers           29,185,640           5,850,028           502,851            35,538,519
Intersegment revenues                       2,016,473             323,754                 0             2,340,227
Operating profit                              724,730             328,040            78,227             1,130,997

1998:
Revenues from external customers           39,658,125           5,915,741          (128,234)           46,002,055
Intersegment revenues                         766,874             108,808                 0               875,682
Operating profit (loss)                      (529,798)            201,759          (128,234)             (456,273)


The following table reconciles segment profit (loss) to consolidated income for the nine months ended September 30, 1999 and 1998:


                                                                  1999                 1998
                                                               ----------           ----------
Total operating profit (loss) for reportable segments           1,130,997             (456,273)

Interest expense                                                 (769,156)            (873,522)
Salaries, wages and benefits                                            0             (345,631)
Other unallocated amounts                                          41,257               10,428
                                                               ----------           ----------
Total consolidated net income (loss)                              403,098           (1,664,998)
                                                               ----------           ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following analysis of the Company's financial condition as of September 30, 1999 and the Company's results of operations for the three and nine month periods ended September 30, 1999 and 1998 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations (including, but not limited to, its ability to extend its credit facility or enter into new arrangements to replace such facility); (iii) the Company's growth strategy and operating strategy (including, but not limited to, issues related to Year 2000 compliance); and
(iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, Year 2000 risks and concerns, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-3 (Registration Number 333-70985), as declared effective by the Securities and Exchange Commission on February 5, 1999. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements and the notes thereto.

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

         Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for FedEx and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the nine months ended September 30, 1999 and 1998, FedEx accounted for approximately 38% and 27%, respectively, of the Company's consolidated revenues. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement, and management anticipates the renewal of the agreement when it expires in May 2000. There can be no assurance, however, that this agreement will be renewed.

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

         Truck-Net offers its services to customers on a contract basis. Some of its services provide specific scheduled runs for a definite time period, and others provide deliveries on an as needed basis by the shipper. Truck-Net's largest customer, Panalpina, the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 10% of the Company's consolidated operating revenues for the nine months ended September 30, 1999, as compared to approximately 9% for the nine months ended September 30, 1998. Since the end of the third quarter of 1999, Panalpina began operating an in-house truck brokerage service. As a result, Panalpina's traffic through Truck-Net will decrease significantly. However, Timley has continued to be offered Panalpina traffic through their brokerage.







RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

         Operating revenues decreased 26.4%, or $11.9 million, to $33.2 million in the first nine months of 1999 from $45.1 million for the same period last year. Timely's revenue decreased $1.5 million to $17.5 million primarily due to revenues generated from the carpet industry during the second quarter of 1998 which the Company did not operate during the comparable period of 1999. Timely North revenues included in the nine month period of 1998 were $10.6 million. Truck-Net and PTG, Inc. recorded revenues of $5.5 million and $502,000, respectively, in the first nine months of 1999 compared to $5.8 million and $428,000 in the same period of 1998.

         Operating expenses decreased $13.9 million to $32.3 million for the nine month period ended September 30, 1999 from $46.2 million for the same period of 1998. Timely accounted for $1.2 million of this decrease, primarily as a result of lower revenue discussed above, while the discontinuance of Timely North operations accounted for $11.8 million of the decrease.

         Net operating loss carryforwards will be utilized to fully offset income generated in the first nine months of 1999. Therefore, no provision for income taxes has been recorded.

         The Company's net income increased approximately $2.1 million to net income of $403,000 for the first nine months of 1999 compared to a net loss of $1.7 million for the comparable period of 1998, primarily as a result of discontinuing the Timely North LTL operations on April 1, 1998.

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

         The Company's operating revenues increased approximately $166,000, or 1.5%, to approximately $11.5 million for the three months ended September 30, 1999, from approximately $11.3 million for the three months ended September 30, 1998. Timely's revenues increased $365,000, or 3.4%, to $9.6 million in the third quarter of 1999 from $9.2 million for the same period in 1998. The increase in Timely's revenue is attributable to the growth in the agency division. Timely's agency division, now in its second quarter of operation, is essentially a cooperative for smaller, time-definite, expedited truckload carriers whereby the Company bills the agent carrier's customers and collects the revenues for these shipments. The agent carriers receive economies of scale by participating with the Company in the purchase of certain overhead and other items such as maintenance and fuel. The division, currently with four agents, accounted for approximately $584,000 of Timely's revenue during the quarter. Truck-Net and PTG recorded revenues of $1.8 million and $115,000, respectively, in the second quarter of 1999 compared to $2.0 million and $117,000, respectively, for the same period in 1998.

         The Company's operating expenses increased approximately $71,000, or .6%, to approximately $11.1 million in the three months ended September 30,
1999 from approximately $11.0 million in the three months ended September 30, 1998. The increase in the Company's operating expenses is primarily due to direct costs associated with the increase in revenue discussed above

         The Company's net income was approximately $194,000 for the three months ended September 30, 1999 compared to net income of $36,000 in the similar period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had negative working capital of approximately $4.4 million at September 30, 1999 compared to negative working capital of $4.6 million at December 31, 1998. During the fourth quarter of 1998, certain notes and accounts receivable associated with Timely North's marketing agreement with CTI were reclassified from current to non-current assets due to the unpredictability of the time required to settle accounts due to the bankruptcy of the principal debtors. In addition, the Company's primary credit facility, which is discussed below, is classified as a current liability.


         Net cash used in operating activities totaled approximately $827,000 for the nine month period ended September 30, 1999, compared to net cash provided of approximately $556,000 in the comparable period ended September 30, 1998. The Company's net receivables increased $3.6 million while accounts payable and accrued liabilities increased $1.8 million. Cash used in investing activities decreased to approximately $168,000 in 1999 from $3.4 million in 1998 primarily due to the acquisition of approximately $1.1 million of satellite communications equipment and $1.2 million of trailers during the first nine months of 1998. During the first nine months of 1999, the Company repaid $906,000 of its obligations under long-term debt and capital leases and retired approximately $180,000 of its line of credit.

         The Company has available a combined $9.0 million line of credit with a lending institution to provide for the Company's working capital and letter of credit requirements. The loan is guaranteed by the Company's principal shareholder and bears interest at a rate equal to 0.75% above the bank's base rate (as defined in the agreement). At September 30, 1999, the Company had $6.5 million outstanding under the line of credit with no availability remaining pursuant to the terms of the agreement. This facility, which was originally scheduled to mature on December 31, 1998, was extended by the bank until October 31, 1999. The Company is currently in discussions with the bank to further extend or refinance this facility. However, there can be no assurance that the Company will be able to further extend or enter into new arrangements with the bank or another lending institution on terms favorable to the Company, if at all, which might necessitate that the Company raise additional funds through the issuance of equity or convertible debt securities. Pursuant to the loan agreement with the bank, the Company must satisfy certain financial and other covenants. As of September 30, 1999, the Company was in default under several non-monetary covenants. The Company has requested from the bank waivers of compliance with these covenants.

                  In October 1999 the Company entered into a transaction to refinance most of the debt on its trailers under a term loan for approximately $4.3 million. From the proceeds, the Company paid off approximately $3.5 million of long-term debt and $500,000 of the Company's line of credit. The Company is in negotiations, with its current lender and other financial institutions, on new credit arrangements to replace or refinance its current line of credit. The Company believes that these new arrangements, if entered into will be sufficient to satisfy its contemplated cash requirements over the next 12 months. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all. If the company is unable to replace its existing line of credit prior to any extended maturity date, the Company's business, financial condition and results of operations would be materially adversely affected. As a result of this uncertainty, the Company's independent certified public accountants added an explanatory paragraph to their report on the Company's financial statements for the year ended December 31, 1998 which makes references to the uncertainties regarding the Company's ability to continue as a going concern. Certain of the statements in this paragraph are "forward-looking" statements which are subject to the risks and uncertainties discussed above.

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

         An involuntary bankruptcy petition was filed on or about August 7, 1998 against CTI Properties, Inc. at one time and perhaps currently a wholly-owned subsidiary of Continental American, in the case styled In re: CTI Properties, Inc., Case No. R98-42886-HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). The same trustee has been appointed for both Continental American and CTI Properties. The trustee has filed an adversary proceeding against the Company asserting that the Company's first priority security deed may be avoided as a preference. The Company has denied that its first priority security deed may be avoided, but even if the trustee's argument is accepted by the court, the Company has title insurance on the property as well as the personal guarantee of one of the owners of the property.

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

         An involuntary bankruptcy petition was filed on or about June 17, 1998 against CTI in the case styled In re: Carpet Transport, Inc., Case No. 98-42224 HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). This action was filed by several parties purporting to be creditors of CTI and alleges among other things that Timely North or its affiliates had collected a portion of CTI's receivables, that a representative of the Company had caused CTI's withholding tax payments to the IRS to be diverted to Timely North's benefit (to pay Form 2290 taxes), and that Timely North had sold portions of CTI's equipment without an accounting for the sales proceeds. A trustee was appointed and continues to investigate these potential claims. The trustee has also questioned the receipt by the Company of a payment for a consulting and non-competition agreement. The trustee also questioned the fully-secured status and priority of the Company's September 12, 1997 secured loan to CTI and its affiliates of $1.5 million. The Company denies that its first priority secured status should be challenged, but even if this challenge is successful, the Company has title insurance on the property and a personal guarantee of one of the owners of the property. The trustee also questioned whether the Company was entitled to the proceeds of the sale of certain rolling stock formerly leased by CTI. In the event that the trustee should pursue any of these claims against the Company or its affiliates, the Company and/or its affiliates will file a timely response to any such claim denying all of the material allegations and any liability on its part, and will vigorously defend against any such claim.

         On or about July 30, 1998, an action was brought against Timely and other defendants in the case styled The CIT Group/Equipment Financing, Inc. v. Timely Transportation, Inc. et al., Case No. 98-14395, Court of Common Pleas of Montgomery County, Pennsylvania. The plaintiff as a secured creditor of various defendants other than Timely alleges that those defendants defaulted in their installment payments to the plaintiff, that the plaintiff sold the collateral in a foreclosure sale, that the plaintiff has been damaged in the amount of approximately $151,000, and that Timely is a "successor" to the other defendants and therefore owes to the plaintiff its damages. Timely was not a party to any of the documents under which the plaintiff based its case, has filed a timely answer to the complaint denying all of the material allegations and any liability on its part, and intends to vigorously defend this action. Discovery in the case is progressing.

         On or about September 4, 1998, an action was filed against the Company, Timely and Timely North in the case styled U.S. Bancorp Leasing & Financial v. Timely North, Inc., Timely Transportation, Inc. and Professional Transportation Group Ltd., Inc., Case No. 34611, Superior Court of Gordon County, Georgia. This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that the Company, Timely and Timely North are indebted to U.S. Bancorp in an amount to be determined at trial. U.S. Bancorp is seeking $290,534.50, an amount disputed by the Company. While neither Timely, Timely North nor the Company has had any contractual relationship with U.S. Bancorp, U.S. Bancorp asserts in its complaint that the use of its rolling stock entitles it to receive from Timely, Timely North and the Company the fair rental value of the rolling stock during the period of time that Timely North used the rolling stock. Timely, Timely North and the Company have filed timely answers to U.S. Bancorp's complaint, and intend to contest the case vigorously. Discovery in the case is progressing.

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

         T.M.B. Inc. v. Timely Transportation Inc. and Timely North, Inc., Case No. 98-CV-1931, U.S. District Court for the Northern District of Georgia, Atlanta Division. The plaintiff seeks to recover $99,998.52 for services rendered and goods supplied. Timely has filed an answer denying liability, and intends to vigorously defend on the merits. The plaintiff has attempted to add Professional Transportation Group Ltd., Inc. as a defendant and to bring additional claims based on alleged breaches of certain equipment leases. The amount of the plaintiff's additional claims has yet to be determined, but the court has, thus far, denied the plaintiff's attempts to add such additional claims. In any event, the Company was not the lessee under the equipment lease in issue, and intends to vigorously to defend against such claims in the event an additional lawsuit is filed. The plaintiff has filed a motion for summary judgement that the Company intends to respond to in a timely manner.

         L.T.D. Logistics, Inc. and Arrow Lines Services, Inc. v. Timely Transportation, Inc., Timely North, Inc. and Professional Transportation Group Ltd., Inc., Civil Action File No. 981-6827-99, Superior Court of Cobb County, Georgia. The plaintiffs claim that they are owed $71,328.30 for services allegedly rendered. The Company filed an answer denying liability and asserting that the liability, if any, is solely that of Timely North, Inc. In addition, Timely North, Inc. has asserted setoffs to the plaintiff's claims.

         USF&G v. Timely Transportation, et al, Civil Action No. 98A5879-4, State Court of Cobb County, Georgia. USF&G is seeking recovery in the amount of $52,229.66 for alleged workers' compensation insurance audit premiums, dating back to 1994. Timely has filed an answer denying responsibility for such premiums and intends to vigorously defend this matter.

         Gainey Transportation Services, Inc. v. Timely Transportation, Inc., Timely North, Inc. and Professional Transportation Group Ltd., Inc., Civil Action File No. 99-1-5811-99, Superior Court of Cobb County, Georgia. The plaintiff filed suit claiming that it is owed approximately $65,356.22 for services rendered. The Company has filed an answer denying liability and asserting that the liability, if any, is solely that of Timely North.

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

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

No.      Description
---      -----------
3.1      Amended and Restated Articles of Incorporation of the Company
         (Incorporated by reference to Exhibit 3.1 from the Company's
         Registration Statement on Form SB-2, File No. 333-24619 (the
         "Registration Statement") and the Company's Registration Statement on
         Form S-3 filed on November 15, 1999.)

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

4.1      Specimen Common stock Certificate (Incorporated by reference to Exhibit
         4.1 from the Registration Statement)

4.2      Specimen Redeemable Warrant Certificate (Incorporated by reference to
         Exhibit 4.2 from the Registration Statement)

10.1 Loan Documents Modification Agreement (September 30, 1999) by and between the Company, Dennis A. Bakal and SouthTrust Bank, N.A.

27.1     Financial Data Schedule (for SEC use only).


         (b) Reports on Form 8-K. No reports were filed on Form 8-K for the three month period ending September 30, 1999.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PROFESSIONAL TRANSPORTATION GROUP LTD., INC.



Date: November 12, 1999      By:   /s/ Dennis A. Bakal
      -----------------          ---------------------------
                                 Dennis A. Bakal
                                 President and Chief Executive Officer
                                 (principal executive officer)


Date: November 12, 1999      By:   /s/ Susan P. Dial
      -----------------          ---------------------------
                                 Susan P. Dial
                                 Chief Financial Officer
                                 (principal financial and accounting officer)