Form 10-Q/A
period 1999-09-30
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 1999-11-16
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                   FORM 10-Q/A
(Mark One)

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


6.       SUBSEQUENT EVENT

         In October 1999, the Company sold 325 shares of its newly-created 4% convertible Series A preferred stock to two investors in a private placement. Gross proceeds to the Company were $325,000. The Series A preferred stock is convertible into shares of the Company's common stock beginning in January 2000 at a conversion price equal to 77% of the lower of (i) $2.00 or (ii) the average closing sales price for the five trading days immediately prior to the date of conversion.

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



Date: November 16, 1999      By:   /s/ Dennis A. Bakal
      -----------------          ---------------------------
                                 Dennis A. Bakal
                                 President and Chief Executive Officer
                                 (principal executive officer)


Date: November 16, 1999      By:   /s/ Susan P. Dial
      -----------------          ---------------------------
                                 Susan P. Dial
                                 Chief Financial Officer
                                 (principal financial and accounting officer)