Form 10-K405
period 1999-12-31
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 2000-04-14
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                        COMMISSION FILE NUMBER: 000-22571

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
             (Exact Name of Registrant as Specified in Its Charter)

                               Georgia                                             58-1915632
   (State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)

        1950 Spectrum Circle, Suite B-100, Marietta, Georgia                          30067
              (Address of Principal Executive Offices)                             (Zip Code)

          (Issuer's Telephone Number, Including Area Code):                      (678) 264-0400

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The estimated aggregate market value of the voting and nonvoting Common Stock held by non-affiliates computed by reference to the closing sale price of Common Stock on April 12, 2000, as reported on the Nasdaq Stock Market's SmallCap Market, was approximately $17.6 million. As of April 12, 2000, the Registrant had outstanding 6,930,626 shares of Common Stock and 1,437,500 Redeemable Common Stock Purchase Warrants.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits have been incorporated by reference in Part IV of this Form
10-K.

                               INDEX TO FORM 10-K

                                                                                                          Page
PART I

Item 1.      Business........................................................................................3

Item 2.      Properties.....................................................................................15

Item 3.      Legal Proceedings..............................................................................15

Item 4.      Submission of Matters to a Vote of Security Holders............................................15

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................15

Item 6.      Selected Consolidated Financial Data...........................................................17

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........18

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk.....................................23

Item 8.      Financial Statements and Supplementary Data....................................................23

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........23

PART III

Item 10.     Directors and Executive Officers of the Registrant.............................................24

Item 11.     Executive Compensation.........................................................................27

Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................29

Item 13.     Certain Relationships and Related Transactions.................................................30

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................32

                                     PART I

ITEM 1.  BUSINESS

         This Annual Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations;
(iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-3 (Registration Number 333-70985), as declared effective by the Securities and Exchange Commission on February 5, 1999.

OVERVIEW

         Professional Transportation Group Ltd., Inc., a Georgia corporation (the "Company"), is a transportation services company that provides ground transportation and logistics services for the air freight and floorcovering industries throughout the continental United States. The Company was founded by Dennis A. Bakal in October 1990, and he is the Company's Chief Executive Officer and President. The Company serves as a holding company for its two operating subsidiaries: Timely Transportation, Inc. ("Timely") and Truck-Net, Inc. ("Truck-Net"). For the year ended December 31, 1999, Timely accounted for approximately $34.5 million or 84% of the Company's revenues and Truck-Net accounted for approximately $6.3 million or 15% of the Company's revenues.

         The Company's consolidated revenues decreased by 25% from 1998 to 1999. The Company attributes this decrease to a reduction in revenues generated from the carpet industry in that the Company did not operate this portion of its business in 1999 as well as the inclusion of revenues from the Company's Timely North subsidiary during 1998 which were not included in 1999. Management believes that revenues will increase in future periods, as trends toward an expansion of core carrier relationships and a trend toward reductions of private fleets and greater outsourcing by shippers favor more efficient and cost-effective providers of transportation services.

         On December 3, 1999, the Company's majority shareholder, Chief Executive Officer, President and director, Dennis A. Bakal, entered into an agreement with Logistics Management, L.L.C., a Kentucky limited liability company ("Logistics"), under which Mr. Bakal sold to Logistics all 2.5 million shares of common stock owned by him. At the time, the purchase comprises approximately 56% of the outstanding voting shares of the Company. The purchase price for the shares was $3 million and included a $500,000 loan to Mr. Bakal, which by the terms of the agreement Mr. Bakal contributed to the Company as a capital contribution. Logistics is a controlling shareholder in U.S. Trucking, Inc. (OTC: USTK).

INDUSTRY

         The Company's main businesses, Timely and Truck-Net, operate in the expedited, time-definite truckload market and target a customer base in the air cargo industry. The total U.S. expedited air cargo market is expected to generate $82.4 billion in revenue in 2000, a 5.7% increase over 1999 levels. This segment will lead the domestic air market. About 60% of all shipments will move as deferred package shipments, an 8.6% gain from 1999. Carriers serving the U.S. expedited air cargo market will carry approximately 223 billion pounds of freight in 2000, a 2.4% increase from 1999.

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

TRANSPORTATION SERVICES

         Through its Timely subsidiary, which was formed in 1991, the Company provides time-definite truckload transportation services for companies in the air freight and expedited delivery and floor covering markets. Operating both common carrier and dedicated fleet services for its customers, Timely moves freight across long and short distances with very precise schedules for pickups and deliveries. The Company's "Almost as Fast as Air"SM service has transit times comparable to those of deferred air freight services. The Company focuses on the marketing of its services to the large carpet manufacturers located in the southeastern U.S. The Company's services to these customers include multiple drops; appointment pick-ups and deliveries; assistance in loading and unloading; dedicated equipment with extra trailers that can be located for the convenience of customers; and the assignment of particular drivers and equipment to prescribed routes, providing better service to customers while maintaining a high equipment utilization.

         As of December 31, 1999, Timely operated approximately 200 Company-owned or leased tractors and used 30 owner-operators that may provide one or more pieces of operating equipment. Timely agents operated 45 tractors as of December 31, 1999. Timely operates in all of the 48 contiguous states, but its primary activity is in the eastern half of the U.S. As of December 31, 1999, approximately 65% of the tractors operated by Timely served dedicated lane segments.

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

         Truck-Net maintains a network of over 600 truckload carriers. Upon receiving a call from a customer, a Truck-Net representative contacts various truckload carriers until locating one that has the time and the proper equipment to transfer the freight. The Truck-Net representative will make all of the arrangements to have the freight picked up and delivered. In addition, Truck-Net tracks the vehicles and monitors the shipment from pickup through delivery, enabling customers to contact Truck-Net rather than the individual carrier to get information on their shipment. Truck-Net's customers are sent a single invoice for all shipments and payments for those shipments are made directly to Truck-Net. Truck-Net then pays the hired carrier, retaining a portion of the fee paid by the customer. Thus, customers avoid having to pay multiple invoices from carriers.

AGENCY AND BUSINESS-TO-BUSINESS PROGRAMS

         Since its inception in April 1999, the Company has operated an agency program and expects to continue to develop this program through its wholly-owned subsidiary, Timely Services, Inc., which was organized in January 2000. The Company's agency program is essentially a cooperative for smaller, time-definite, expedited truckload carriers whereby the Company permits these carriers to operate under the Company's authority as agent. The agent provides its customers and business. The Company bills the agent carrier's customers and collects the revenues for these shipments. The Company in substance acts as an application service provider ("ASP") for its agents by affording the agents access to the Company's web-enabled application software and global positioning technologies. In addition, the agents receive economies of scale by participating in the purchase of certain overhead and other items, such as maintenance and fuel. We also provide the agent with liability insurance coverage and certain administrative services such as human resource administration, safety and risk management, Department of Transportation compliance, billing and collecting receivables. By freeing the agents from administrative tasks, they are able to focus on growing their businesses. Since its inception in April 1999, the Company has signed seven agents that have approximately $14 million in annual revenue.

         The Company intends to exploit its existing and developing technology to enhance not only its agency program but also to develop a business-to business ("B2B") load-booking, load sharing, and third-party logistics ("3PL") enterprises. The Company announced on April 6, 2000 its TranzPartners.com subsidiary, a B2B cost savings and load sharing Web site for the trucking and 3PL industries.

         Long since web-enabled, the Company has implemented and offered to its customers detailed load booking and truck position mapping programs; therefore the centralized database is a perfect ingression for partner exchange of load and truck availability. This database of information will allow partners improved utilization and cost reductions. Unlike other co-ops, the Company is encouraging asset as well as non-asset based partners as this will afford a full complement of logistics and supply chain companies to come together for the benefit of all. The TranzPartners.com site is expected to be complete on or about May 15, 2000.

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

         FedEx is the Company's largest customer, and the Company serves as one of eight core carriers for FedEx. The Company has entered into an agreement to provide services for FedEx over certain lane segments. The lane segments are awarded based on competitive bids solicited among the group of core carriers. As new lane segments become available, the Company bids for such segments, and any new segments awarded will terminate at the termination of the agreement which will expire in May 2000. The Company is currently in negotiations with regarding a renewal of this agreement. The Company expects to announce this renewal in the very near future. Fedex is not precluded from performing the services itself or through its subsidiaries or affiliates. In addition, FedEx may terminate its agreement with the company upon 30 days notice and the payment of a termination charge. The Company is required under the agreement to maintain a minimum service level, and its performance to date has exceeded the minimum operating performance requirements of the agreement. There can be no assurance, that the Company's agreement with Fedex will be renewed.

         For the year ended December 31, 1999, the Company's five largest customers accounted for approximately 70% of the Company's consolidated revenues. Of these five customers, FedEx accounted for approximately 41% of the revenues generated during the year ended December 31,

1999. No other customer accounted for more than 10% of the Company's consolidated revenues during the year ended December 31, 1999. The loss of FedEx would have a material adverse effect on the results of operations for the Company.

EQUIPMENT AND TECHNOLOGY

         Most of the Company's equipment is utilized by Timely. As of December 31, 1999, the Company operated a modern fleet of approximately 230 tractors with an average age of less than two years. The Company leases its tractors from large national leasing companies or through the leasing programs of the manufacturer. This leasing strategy gives the Company the availability of nationwide maintenance facilities to ensure minimal down time in case of mechanical failure, as well as a nationwide system for the performance of scheduled preventative maintenance, no matter where the individual unit is located. The Company launched a program in 1996 to purchase or lease, on more favorable terms, its operating equipment. Prior to 1996, most of the Company's operating equipment was leased under terms which included a 15% premium for rented tractors, and a mileage charge for maintenance on the vehicles.

         In the early years of Timely's operations, it also leased its trailer fleet. In 1995 and 1996 the Company began purchasing its trailers through either direct bank borrowings or capitalized leases. In coming to the decision to own rather than lease trailers, the Company considered the longer life, relatively higher salvage value, simplified maintenance costs of trailers as compared with tractors, and the need to install required cargo handling systems in certain trailers. While it has been necessary to install cargo handling systems in certain leased trailers in the past, it is the Company's intention to install the required equipment only in Company-owned vehicles in the future. Any cargo handling equipment will be removed from leased trailers at the termination of the lease agreement. The current trailer fleet mostly contains modern, 53-foot long, high cubic capacity units, many equipped with roller systems to facilitate cargo loading and unloading. The average age of the trailer fleet is less than four years. As of December 31, 1999, the Company operated a fleet of approximately 500 trailers, of which approximately 23% were leased.

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

DRIVERS AND EMPLOYEES

         Beginning in 1995, the Company faced increasing costs of workers' compensation insurance and related items. To address this problem the Company has transferred all of its drivers (and certain of its other employees) to an employee leasing company owned by an unrelated third party. New drivers are located through a recruitment and hiring program managed by the Company and, after completing the required testing and orientation, are hired by the leasing company. The Company reimburses the leasing company for all of the direct costs associated with the driver payroll, plus a percentage fee of the total amount of the payroll. The leasing company is able to obtain lower rates for certain expenses, such as workers' compensation insurance and employee benefits, due to the large size of its employee pool. Thus, even after payment of the percentage fee, the Company believes it has reduced its driver costs per mile by utilizing the third party leasing company. The agreement with the leasing company is open-ended in that it covers all of the individuals designated by the Company to be enrolled thereunder. Employees are enrolled for the duration of their employment (which is at the Company's will) and not solely for a specific one-time delivery. The Company may terminate the agreement at any time upon notice to the leasing company.

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

         As of December 31, 1999, the Company employed 304 persons, 228 of whom were drivers; five were in sales and customer service; 42 were in operations; one was in maintenance and 28 were in administration and management. The Company also had contracted with 30 independent contractors as of December 31, 1999, to provide tractors. None of the Company's employees are represented by a labor union. The Company believes its relationship with its employees is good.

INDEPENDENT CONTRACTORS

         Because independent contractors provide their own tractors, they provide the Company an alternative method of obtaining additional revenue equipment. The Company intends to continue to increase its use of independent contractors. As of December 31, 1999, the Company utilized 30 independent contractors. Each independent contractor enters into a contract with the Company pursuant to which it is required to furnish a tractor and a driver or team of drivers exclusively to transport, load and unload goods carried by the Company. Independent contractors are paid a fixed level of compensation based on a fee per mile. Independent contractors are obligated to maintain their own equipment and pay for their own fuel. The Company provides trailers for each independent contractor.

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

FUEL

         The Company purchases fuel from numerous suppliers and is not materially dependent on any one or a group of suppliers for its fuel requirements, however, the Company has and will continue to make arrangements with fuel suppliers to achieve the best possible pricing. Derivatives are not used by the Company to hedge against increased fuel prices. With the rise in fuel prices during the course of 1999, the Company instituted a fuel surcharge to its customers in September 1999. The surcharge was determined weekly by the ICC fuel survey as reported by the ICC and published at "www.EIA.DOE.gov." Although fuel price increases were passed through to the Company's customers, increases in fuel taxes or fuel prices would have a direct effect on the Company's operating results if the Company is unable to pass on such increase. Similarly, any increases in fuel taxes or fuel prices could also adversely affect the profitability of independent contractors and the Company's cost of retaining such contractors, to the extent such increases could not be passed along to the Company's customers. As of the date of this report, the Company has received a favorable reaction from its customers regarding the surcharge and the fuel index indicates fuel prices are stabilizing and coming down from the high levels experienced during the fall of 1999.

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

PROPERTIES

         The Company's principal offices and corporate headquarters are located in approximately 12,580 square feet of office space in Marietta, Georgia. The lease for this space commenced on May 1, 1999 for a term of seven years.

         The Company leases a maintenance facility in Lake City, Georgia strategically located in close proximity to Atlanta's Hartsfield International Airport where the Company's customers have facilities. This facility performs routine preventive and secondary maintenance on all Timely equipment, which virtually eliminates the Company's need to outsource maintenance except for breakdowns that occur in other locations.

         The Company believes that these facilities are adequate for its present needs.

LITIGATION

         An involuntary bankruptcy petition was filed on or about May 26, 1998 against Continental American, the parent corporation of Carpet Transport, Inc. (" CTI" ), in the case styled In re: Continental American Transportation, Inc., Case No. 98-41900 HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). This action was initiated by several parties purporting to be creditors of Continental American. The involuntary bankruptcy petition resulted in the appointment of a trustee. The trustee has pursued all bankruptcy claims against the Company under the Carpet Transport bankruptcy. See below.

         An involuntary bankruptcy petition was filed on or about August 7, 1998 by CTI Properties, Inc., a wholly-owned subsidiary of Continental American, in the case styled In re: CTI Properties, Inc., Case No. R98-42886-HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). The same trustee has been appointed for both Continental American and CTI Properties. The trustee has filed an adversary proceeding against the Company asserting that the Company's first priority security deed may be avoided as a fraudulent conveyance claiming that CTI Properties did not receive the benefit of the loans. The Company has answered the trustee's complaint and intend to contest the case vigorously. Discovery in this case has been conducted within the Carpet Transport bankruptcy. See below.

         On or about June 17, 1998, a lawsuit was filed against Timely North and the Company in the case styled CIT Finance Group, Inc. v. Timely North, Inc. and Professional Transportation Group Ltd., Inc., Case No. 98-CV2280-2, Superior Court of Clayton County, Georgia. This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that Timely North and the Company are indebted to CIT in an amount to be determined at trial, but that CIT alleges to be approximately $350,000, an amount disputed by the Company. While neither Timely North nor the Company has had any contractual relationship with CIT, CIT asserts in its complaint that the use of its rolling stock entitles CIT to receive from Timely North and the Company the fair rental value of the rolling stock during the period of time that Timely North used the rolling stock. Timely North and the Company have timely filed answers to CIT's complaint, and intend to contest the case vigorously. Discovery in the case is proceeding.

         An involuntary bankruptcy petition was filed on or about June 17, 1998 against CTI in the case styled In re: Carpet Transport, Inc., Case No. 98-42224 HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). This action was filed by several parties purporting to be creditors of CTI and alleges among other things that Timely North or its affiliates had collected a portion of CTI's receivables, that a representative of the Company had caused CTI's withholding tax payments to the IRS to be diverted to Timely North's benefit (to pay Form 2290 taxes), and that Timely North had sold portions of CTI's equipment without accounting for the sales proceeds. A trustee has been appointed and is investigating these potential claims. The trustee has also questioned the receipt by the Company of a payment it received for a consulting and non-competition agreement. The trustee also questioned the fully-secured status and priority of the Company's September 12, 1997 secured loan to CTI and its affiliates. The Trustee has also asserted that Timely North and Timely Transportation are "successor" corporations of CTI and therefore liable for the debts of CTI and responsible to account for the revenues of CTI from September 1997 to date. The trustee questioned whether the Company was entitled to the proceeds of the sale of certain rolling stock formerly leased by CTI. The trustee has filed a Partial Motion for Summary Judgment against Timely Transportation and the Company seeking an accounting based upon an alleged fiduciary relationship between CTI and the Company or Timely Transportation or Timely North. Timely North is not a party to the action. Timely Transportation and the Company have responded to the Motion and deny the trustee's allegations that Timely Transportation and the Company owe a fiduciary duty to CTI. In the event that the trustee should pursue any of these claims against the Company or its affiliates, the Company and/or its affiliates intend to vigorously defend against any such claim. Discovery in this case is proceeding.

         On or about July 30, 1998, an action was brought against Timely and other defendants in the case styled The CIT Group/Equipment Financing, Inc. v. Timely Transportation, Inc., et al., Case No. 98-14395, Court of Common Pleas of Montgomery County, Pennsylvania. The plaintiff as a secured creditor of various defendants other than Timely alleges that those defendants defaulted in their installment payments to the plaintiff, that the plaintiff sold the collateral in a foreclosure sale, that the plaintiff has been damaged in the amount of approximately $151,000, and that Timely is a " successor" to the other defendants and therefore owes to ClT Group its damages. The parties have reached a settlement in this case and are in the process of reducing the settlement terms to a consent judgment.

         On or about September 4, 1998, an action was filed against the Company, Timely and Timely North in the case styled U.S. Bancorp Leasing & Financial v. Timely North, Inc., Timely Transportation, Inc. and Professional Transportation Group Ltd., Inc., Case No. 34611, Superior Court of Gordon County, Georgia. This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that the Company, Timely and Timely North, are indebted to U.S. Bancorp in an amount to be determined at trial. U.S. Bancorp is seeking $290,534.50, an amount disputed by the Company. While neither Timely, Timely North nor the company has had any contractual relationship with U.S. Bancorp, U.S. Bancorp asserts in its complaint that the use of its rolling stock entitles it to receive from Timely, Timely North and the Company the fair rental value of the rolling stock during the period of time that Timely North used the rolling stock. Timely, Timely North and the Company have filed answers to U.S. Bancorp's complaint, and intend to contest the case vigorously.

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

         T.M.B. Inc. v. Timely Transportation Inc. and Timely North, Inc., Case No. 98-CV-1931, U.S. District Court for the Northern District of Georgia, Atlanta Division. The plaintiff seeks to recover $99,998.52 for services rendered and goods supplied. Timely has filed an answer denying liability, and intends to vigorously defend on the merits. The plaintiff has attempted to add Professional Transportation Group Ltd., Inc. as a defendant and to bring additional claims based on alleged breaches of certain equipment leases. The amount of the plaintiff's additional claims has yet to be determined, but the court has, thus far, denied the plaintiff's attempts to add such additional claims. In any event, the Company was not the lessee under the equipment lease in issue, and intends to vigorously defend against such claims in the event an additional lawsuit is filed. The plaintiff has filed a motion for summary judgment that the Company intends to respond to in a timely manner.

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

         Client Server Solutions, Inc. v. Professional Transportation Group Ltd., Inc., Case No. 99-CV-01909D, State Court of Clayton County, Georgia. The plaintiff seeks to recover approximately $87,448.62 for services allegedly rendered. The Company disputes the plaintiff's claim and filed an answer denying liability. It appears that the Company may have counterclaims against the plaintiff, and counsel is presently investigating such counterclaims, which will likely be added to the lawsuit in the near future.

         Michelin North America, Inc. v. Professional Transportation Group Ltd., Inc., Case No. 2000A854-5, State Court of Cobb County, Georgia. Plaintiff filed suit in February 2000, seeking $56,373.19 allegedly past due on account for goods sold, plus interest. The time for the Company to file an answer has not yet run, and the Company is attempting to negotiate a settlement with Plaintiff.

         International Container Express, Inc. v. Truck-Net, Inc., Case No. 99L14111, Circuit Court of Cook County, Illinois. Plaintiff filed suit in December 1999, seeking recovery of $98,020.77 allegedly owed by the Company's subsidiary, Truck-Net, Inc. for services rendered. Truck-Net, Inc. has retained counsel in Illinois to defend the matter. The answer is not yet due. The amounts owed are disputed and the Company has several counterclaims which it intends to assert. Settlement discussions are ongoing.

         The Company is not a party to any other material legal proceedings.


ITEM 2.  PROPERTIES

         See the information provided in Item 1 above entitled "Business -- Properties" for information with respect to the Company's facilities.

ITEM 3   LEGAL PROCEEDINGS

         See the information provided in Item 1 above entitled "Business -- Litigation" for information with respect to the Company's material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's Common Stock and Redeemable Common Stock Purchase Warrants (the "Warrants") are traded on the Nasdaq Small Cap Market under the symbols "TRUC" and "TRUCW," respectively. The reported high- and low-bid and ask prices for the Common Stock and the Warrants are shown below for the period from June 19, 1997 (the date of the Company's initial public offering):

                                                                          Common Stock
                                                               ------------------------------

                                                                High                    Low
                                                               ------                  ------

1999
----

First Quarter ...............................                   $3.25                   $1.00
Second Quarter ..............................                    2.38                    1.13
Third Quarter ...............................                    1.75                    0.88
Fourth Quarter ..............................                    2.00                    0.31

1998
----

First Quarter ...............................                   $4.09                   $2.50
Second Quarter ..............................                    3.31                    2.75
Third Quarter ...............................                    2.44                    1.06
Fourth Quarter ..............................                    3.25                    1.53

                                                                            Warrants
                                                               ------------------------------

                                                                High                    Low
                                                               ------                  ------

1999
----

First Quarter ...............................                   $0.47                   $0.22
Second Quarter ..............................                    0.47                    0.13
Third Quarter ...............................                    0.38                    0.19
Fourth Quarter ..............................                    0.38                    0.19

1998
----

First Quarter ...............................                   $0.70                   $0.38
Second Quarter ..............................                    0.69                    0.38
Third Quarter ...............................                    0.50                    0.16
Fourth Quarter ..............................                    0.41                    0.22

         The last reported sale price of the Company's Common Stock and Warrants as of April 12, 2000 was $4.00 per share and $1.00 per Warrant, as reported by Nasdaq. The prices represented above are bid and ask prices which represent prices between broker-dealers, do not include retail mark-ups, mark-downs or any commissions to broker-dealers and do not reflect prices in actual transactions. As of April 12, 2000, there were approximately 40 record owners (for over 400 beneficial owners) of Common Stock and four record owners of Warrants.

         The Company intends to retain any future earnings for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. In addition, the terms of the Company's Amended and Restated Commercial Loan Agreement with SouthTrust Bank, N.A. and other agreements restrict the Company's ability to declare or pay dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto and other financial information included elsewhere in this Annual Report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below. The selected consolidated financial data of the Company for the years ended December 31, 1995, 1996, 1997 and 1998 were derived from the Company's Consolidated Financial Statements, which were audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the year ended December 31, 1999 were derived from the Company's Consolidated Financial Statements, which have been audited by Yohalem, Gillman & Company, independent public accountants. These results may not be indicative of future results.

                                                                             YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                      1995             1996             1997             1998             1999
                                                  -----------      -----------      -----------      -----------      -----------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Operating revenues ..........................     $    17,485      $    21,172      $    43,065      $    55,067      $    41,356
Total operating expenses ....................          17,705           20,630           44,587           55,879           42,492
Operating income (loss) .....................            (220)             542           (1,523)            (812)          (2,135)
Other income (expense), net .................             (30)            (221)              (1)          (2,686)            (759)
Income (loss) before provision for
   income taxes .............................            (250)             321           (1,524)          (3,498)          (2,895)
Provision (benefit) for income taxes ........             (95)             137              246               --               --
Net income (loss) ...........................            (155)             184           (1,770)          (3,498)          (2,895)
Basic and diluted net income (loss) per
common share(5) .............................           (0.06)            0.06            (0.54)           (0.90)           (0.67)
Weighted average common shares
   outstanding ..............................       2,500,000        3,281,862        3,273,932        3,867,883        4,301,507

                                                                                 AS OF DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                      1995             1996             1997             1998             1999
                                                  -----------      -----------      -----------      -----------      -----------
BALANCE SHEET DATA:
Cash and cash equivalents ...................     $        17      $       248      $     1,423      $     1,004      $       199
Working capital (deficit) ...................            (385)             354             (388)          (4,565)          (6,192)
Total assets ................................           4,016            5,346           21,450           19,819           17,486
Long-term debt ..............................           1,523            1,187            3,057            4,269            3,841
Shareholders' (deficit) equity ..............            (305)              (1)           4,036              859             (418)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition as of December 31, 1999, and the Company's results of operations for the years ended December 31, 1997, 1998 and 1999, should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The financial information listed below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the notes thereto and the other financial data included elsewhere in this Annual Report.

OVERVIEW

         Through December 31, 1996 the Company, Timely and Truck-Net operated as three separate entities. At such time, Dennis A. Bakal, the Company's the majority stockholder and sole director owned all of the shares of Timely and Truck-Net. Effective January 1, 1997, Mr. Bakal contributed his ownership in Timely and Truck-Net to the Company, along with his ownership of another entity, a previously inactive company. On June 19, 1997, the Company completed its initial public offering, which resulted in net proceeds to the Company of approximately $5.7 million.

         On December 3, 1999, the Company's majority shareholder, Chief Executive Officer, President and director, Dennis A. Bakal, entered into an agreement with Logistics Management, L.L.C., a Kentucky limited liability company ("Logistics"), under which Mr. Bakal sold to Logistics all 2.5 million shares of common stock owned by him. At the time, the purchase comprises approximately 56% of the outstanding voting shares of the Company. The purchase price for the shares was $3 million and included a $500,000 loan to Mr. Bakal, which by the terms of the agreement Mr. Bakal contributed to the Company as a capital contribution. Logistics is a controlling shareholder in U.S. Trucking, Inc. (OTC: USTK).

         Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for FedEx and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the years ended December 31, 1999, 1998 and 1997, FedEx accounted for approximately 40.9%, 32.7% and 41.2%, respectively, of the consolidated operating revenues of the Company. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement, and management anticipates the renewal of the agreement when it expires in May 2000. Although the Company is currently in discussions with Fedex, there can be no assurance, however, that this agreement will be renewed.

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

         Truck-Net, a licensed freight broker, performs truckload brokerage services in the same air freight and expedited delivery markets served by Timely. As a broker, Truck-Net matches a shipper with a specific routing and/or equipment need with a carrier able to satisfy the shipper's particular requirements. All carriers used by Truck-Net are required to be properly certificated and to have a current certificate of insurance. When logistically feasible, Truck-Net utilizes Timely's equipment to complete the brokerage contracts. During the year ended December 31, 1999, Truck-Net was able to utilize Timely's equipment for approximately 35% of its shipments.

         Truck-Net offers its services to customers on a contract basis. Some of its services provide specific scheduled runs for a definite time period, and others provide deliveries on an as needed basis by the shipper. Truck-Net's largest customer, Panalpina, the U.S. subsidiary of a major European air freight forwarder, accounted for approximately 8%, 10% and 13% of the Company's consolidated operating revenues for the years ended December 31, 1999, 1998 and 1997, respectively. In August 1999, Panalpina began providing these services on its own and the relationship with the Company was significantly reduced.

RESULTS OF OPERATIONS

         Year Ended December 31, 1999 compared to year ended December 31, 1998

         Associated with the change in control of the Company in December 1999 and an assessment of the Company's financial condition, management proposed that the following transactions be recorded in the fourth quarter of 1999: to fully reserve and write-off approximately $1.2 million of 1998 accounts receivable; and of $2.1 million of sales that, upon review by management, were determined to have been inappropriately recorded during the first nine months of 1999. This aggressively conservative approach is consistent with management's current policies. The Company is unable to determine the amount of any future recoveries that may be made against these write-offs.

         Consolidated operating revenues were $41.4 million for the year ended December 31, 1999 compared to $55.1 million for the same period in 1998, a 24.9% decrease. The operations of Timely North were discontinued in the second quarter of 1998 and the Company continued to service Timely North's customers in the carpet industry through Timely. During 1999 the Company discontinued service in the carpet segment, except for a few select customers. The loss of carpet revenue was partially offset by the introduction of the Company's agency program which began in April 1999. Consolidated revenues were further reduced in 1999 by the reduction in sales from Truck-Net's largest customer, Panalpina, and the reversal of sales discussed above. Timely accounted for approximately $34.5 million, or 83.5% of the Company's revenues ($36.5 million, or 66.2%, in 1998). Included in the 1999 revenue for Timely is approximately $2.3 million of sales from the Company's agency program. Truck-Net accounted for approximately $6.3 million, or 15.1%, of the Company's revenues ($7.9 million, or 14.4%, in 1998), PTG accounted for approximately $563,000, or 1.4%, of the Company's revenues ($584,000, or 1.1%, in 1998). In 1998 Timely North reported approximately $10.1 million in revenues, or 18.3% of the Company's consolidated revenue.

         The Company's operating expenses were $43.5 million for the year ended December 31, 1999 compared to $55.9 million in 1998, a 28.5% decrease, primarily as the result of the decrease in revenues and the increased provision for uncollectible accounts described above. The Company's operating expenses consist primarily of the direct costs attributable to operation of the Company's equipment including driver payroll and related costs, fuel, equipment rental, etc., and in the case of Truck-Net, the cost of purchased transportation. Timely recorded approximately $35.8 million, or 82.3% of the Company's operating expenses ($35.4 million, or 63.4%, in 1998), Truck-Net recorded approximately $5.7 million, or 13.0% of operating expenses ($7.5 million, or 13.5% in 1998), PTG recorded approximately $954,000, or 2.0% of operating expenses ($1.6 million, or 2.8%, in 1998) and Timely North reported approximately $1.1 million, or 2.5%, of the Company's operating expenses ($11.4 million, or 20.3% in 1998).

         Net non-operating expenses were approximately $759,000 in 1999 compared to $2.7 million in 1998 due to a $1.8 million charge related to the termination of Timely North operations in 1998. Interest expense declined 18.0% to approximately $1.1 million for the year ended December 31, 1999 from $1.3 million in the previous year, primarily as the result of retirement of long-term debt in 1999 and a $141,000 charge related to the issuance of convertible debentures in 1998.

         No income tax expense has been recognized for the years ended December 31, 1999 or 1998 due to available net operating loss carryforwards.

         The Company's net loss was $2.9 million, or (0.67 cents per share) and $3.5 million, or (0.90 cents per share) for the years ended December 31, 1999 and 1998 respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had negative working capital of approximately $6.2 million at December 31,1999 compared to a working capital deficit of approximately $4.6 million at December 31, 1998. Cash and cash equivalents decreased by approximately $1.1 million, accounts receivable decreased $1.2 million and other current assets declined $485,000. A $262,000 reduction in current liabilities was the result of a $929,000 reduction in accounts payable and accrued liabilities, a $201,000 repayment of the Company's line of credit and a $75,000 decrease in current maturities of long-term debt.

         Net cash used in operating activities was approximately $1.3 million for the year ended December 31, 1999, compared to net cash provided of approximately $925,000 for the year ended December 31, 1998. This decrease in cash flow from operations arose primarily from a $1.2 million reduction in trade accounts receivable compared to a decrease in accounts receivable of $3.3 million in 1998. Cash used in investing activities was approximately $920,000 in 1999 compared to $3.1 million in 1998. This decrease was primarily due to the acquisition of approximately $2.9 million of property and equipment in 1998. Cash provided by financing activities was $1.1 million in 1999 compared to $1.8 million in 1998.

         The Company has available a combined $9.0 million line of credit with a lending institution to provide for the Company's working capital and letter of credit requirements. The loan is guaranteed by the Company's principal shareholder and bears interest at a rate equal to 0.75% above the bank's base rate (as defined in the agreement). At December 31, 1999, the Company had $6.5 million outstanding under the line of credit with no availability remaining pursuant to the terms of the agreement. The Company is currently renegotiating the renewal terms of this facility, which matured on March 31, 2000. The Company anticipates extending the current facility or entering into new arrangements with the bank or another lending institution. However, there can be no assurance that the Company will be able to further extend or enter into new arrangements with the bank or another lending institution on terms favorable to the Company, if at all, which might necessitate that the Company raise additional funds through the issuance of equity or convertible debt securities. Pursuant to the loan agreement with the bank, the Company must satisfy certain financial and other covenants. As of December 31, 1999, the Company was in default under several non-monetary covenants. The Company has requested from the bank waivers of compliance with these covenants.

         The Company believes that the operating changes instituted since April 1998 will assist in improving its cash flow from operations. The Company believes that this along with (1) funds from its existing lines of credit, if extended or otherwise renewed or replaced, (2) funds received from the sale of equity securities or from the exercise of outstanding options and/or warrants during December 1999 and to date during 2000, and (3) funds which the Company expects to receive from the exercise of its publicly-traded warrants resulting from the anticipated formal call of these warrants (which the Company hopes to send by April 30, 2000) will be sufficient to satisfy its contemplated cash requirements over the next 12 months. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash generated by operations, any acquisitions the Company might make and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all. As a result of these factors, the Company's independent public accountants have added an explanatory paragraph to their report on the Company's December 31, 1999 financial statements which makes reference to the uncertainties regarding the Company's ability to continue as a going concern. These statements are "forward-looking" statements which are subject to the risks and uncertainties discussed above.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK NOT APPLICABLE

         The Company does not use derivative financial instruments in its operations or investments. The Company is exposed to market risk from changes in interest rates. At December 31, 1999, the fair value of the Company's total variable rate debt was estimated to be $10.8 million. At this borrowing level, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $102,000.

         The above market risk discussion and the estimated amounts presented are "forward-looking" statements of market risk based on the assumed occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected due to actual developments in the market.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company as of December 31, 1999 and for the three years in the period ending December 31, 1999, together with the report of Yohalem, Gillman & Company, dated April 11, 2000, appear on pages F-1 to F-32 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         As reported in its current report on Form 8-K dated March 3, 2000, the Company and Arthur Andersen LLP mutually agreed to terminate the engagement of Arthur Andersen to audit the Company's 1999 financial statements. As reported in the report, the Company had no disagreements on accounting or financial disclosure matters with Arthur Andersen.

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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company and their ages as of April 12, 2000 are as follows:


     NAME                                  AGE            POSITION
     ----                                 -----           --------
     W. Anthony Huff                       38             Chairman and Director
     Dennis A. Bakal .............         55             Chief Executive Officer and President, Director
     Linda K. Roberts.............         52             Vice President/Administration and Secretary
     Susan P. Dial................         54             Chief Financial Officer
     William M. Kelly.............         52             Vice President/Transportation
     Stanley E. Laiken............         58             Vice President/Sales
     William R. Asbell, Jr.                47             Vice President and General Counsel
     Robert E. Altenbach (1)(2)...         53             Director
     Gregory G. Hardwick(1)(2)....         52             Director
     Danny L. Pixler                       51             Director

---------------
(1)      Member of Compensation Committee.
(2)      Member of Audit Committee.


         Mr. Huff has been a director and Chairman of the Company since December 3, 1999. Mr. Huff has served as Executive Vice President and Chairman of the Board of U.S. Trucking, Inc. since September 8, 1998. He has provided various administrative services to U.S. Trucking-Nevada since February 1997 and has served as Executive Vice President and a director since May 1998. He has also provided various services to Gulf Northern since March 1995 and he has served as a director since February 1996 and as Vice President since June 1998. Mr. Huff has also served as Vice President and Assistant Secretary of Mencor since June 1998. From approximately November 1995 until January 1997, he served as President and a director of United Acquisition Corp. II, a company formed to acquire companies in the trucking business. From February 1992 until December 1996, Mr. Huff served as President of the North American Trucking Association, an association of independent truckers engaged in the business of providing administrative and financial services to its members. Mr. Huff spends approximately 50% of his time on the Company's business and the remainder of his time consulting with various other companies.

         Due to a large judgment awarded against Mr. Huff in 1994 resulting from Mr. Huff's guaranty of a defaulted bank loan for a company of which he was a shareholder, Mr. Huff filed for personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in 1994 (discharge granted in 1995). Corporate Insurance Services, a company of which Mr. Huff was President and an owner, was also a guarantor of this debt and filed for bankruptcy at this time (Chapter 11 converted to Chapter 7). Mr. Huff was a minority shareholder and provided services to the company (KHW Foods, Inc.) relating to store location and development, but was not otherwise involved in management of the company.

         Mr. Bakal is President and Chief Executive Officer of the Company. From 1990 until December 3, 1999, Mr. Bakal served as a director of the Company. On April 10, 2000, Mr. Bakal was reappointed to the Board of Directors. His career in the airfreight industry began over 30 years ago and includes all operational, marketing and sales aspects associated with the business. Immediately prior to founding the Company in 1990, he was the President and Chief Executive Officer of LEP Profit, responsible for its North and South American marketing and operations.

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

         Ms. Roberts co-founded the Company with Mr. Bakal and is currently Vice President/Administration and Secretary of the Company. Ms. Roberts served as a director of the Company from July 1997 until December 1999. Her career in the airfreight industry began over 16 years ago and includes all administrative, operations and marketing aspects associated with the business. Immediately prior to joining the Company, she was Assistant to the Chief Executive Officer of Profit. She joined Profit in June 1980 and progressed from various administrative and staff jobs to become Assistant to the Chief Executive Officer. During this period, Ms. Roberts was involved in the implementation of various sales, as well as internal, programs for the company.

         Ms. Dial is Chief Financial Officer of the Company. Ms. Dial served as a director of the Company from February 1999 until December 1999. Ms. Dial joined the Company as Controller in 1997. Ms. Dial has more than 25 years of accounting and finance experience in the transportation industry. From 1984 to 1994, Ms. Dial served as Assistant Vice President and Controller for Atlantic Southeast Airlines, Inc. Ms Dial is a former board member and President of the Atlanta Chapter of the Institute of Management Accountants. Ms. Dial is a graduate of Georgia State University.

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

         Mr. Asbell has served as Vice President and General Counsel for the Company since March 2000. Mr. Asbell had been in the private practice of law from his graduation in June 1980 until March 2000. From April 1996 until February 2000, Mr. Asbell was a partner in the Atlanta office of the law firm of Nelson Mullins Riley & Scarborough, L.L.P. From February 1994 until April 1996, Mr. Asbell was a partner in the law firm of Swift, Currie, McGhee & Hiers. Mr. Asbell graduated from the University of Georgia School of Law in 1980.

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

         Mr. Pixler has been a director of the Company since December 3, 1999. Mr. Pixler has served as the President, CEO and a director of U.S.Trucking, Inc. since September 8, 1998, when it completed the acquisition of U.S. Trucking-Nevada. He has served as President, Secretary and Treasurer of U.S. Trucking-Nevada since February 1997, and as a director since May 1998. He served as Vice President and a director of Mencor from March 1994 until July 1998 when he became President. He has served as President, CEO and director of Gulf Northern since March 1995. From January 1993 until March1994, he served as President of Joseph Land Group (a transportation company with annual sales of approximately $130 million). From 1989 until 1993, he served as President of Apple Lines, Inc., a truckload refrigerated carrier with $16 million in revenues. From 1983 until 1989, he was employed by D.F.C. Transportation, the transportation division of Dean Foods, Inc., where his final position was Executive Vice President and General Manager responsible for the company's truckload division with annual sales of $80 million.

         Mr. Bakal and Mr. Laiken are brothers-in-law.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the SEC and Nasdaq. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that, during the year ended December 31, 1999, its executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

      The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Company's Chief Executive Officer. No other executive officer's total salary and bonus exceeded $100,000 during the year ended December 31, 1999. The Company did not grant any stock appreciation rights or make any long-term incentive plan payouts during the periods shown.

SUMMARY COMPENSATION TABLE


                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                       ANNUAL COMPENSATION                   AWARDS
                                          -------------------------------------------    ----------------
                                                                           OTHER           SECURITIES             ALL
                                                                           ANNUAL           UNDERLYING           OTHER
                                YEAR      SALARY($)     BONUS($)(1)     COMPENSATION     OPTIONS/SARS (2)    COMPENSATION ($)
                                ----      ---------     -----------     ------------     ----------------    ----------------
Dennis A. Bakal
  Chairman of the Board and
  Chief Executive Officer....   1999        300,000          ---          23,101(3)              ---                 ---
                                1998        300,000          ---          16,488(4)              ---                 ---
                                1997        150,000          ---          25,231(5)          250,000                 ---


--------------------
(1) Bonuses for each year include amounts earned for that year, even if paid in the subsequent year, and exclude bonuses paid during that year but earned for a prior year.
(2)  All figures in this column reflect options to purchase shares of Common
     Stock.
(3)  Consists solely of payments made on Mr. Bakal's automobile.
(4) Includes $14,568 for payments made on Mr. Bakal's automobile and $1,920 for country club dues.
(5) Includes $9,811 for payments made on Mr. Bakal's automobile, $13,500 for a country club membership and $1,920 for country club dues.

         OPTION GRANTS IN LAST FISCAL YEAR

         There were no grants of options to the Company's Chief Executive Officer during 1999.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table sets forth the number of options and the value of options held by the named executive officer as of December 31, 1999.

              AGGREGATE OPTION/SAR EXERCISE IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                                 NUMBER OF UNEXERCISED
                                                 SECURITIES UNDERLYING                  VALUE OF UNEXERCISED
                                                OPTIONS AT FISCAL YEAR                 IN-THE-MONEY OPTIONS AT
                                                        END (#)                        FISCAL YEAR END ($)(1)
                                            --------------------------------       --------------------------------
NAME                                        EXERCISABLE       UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
----                                        -----------       -------------        -----------       -------------
Dennis A. Bakal.........................      1,000,000              -                 $937,500             -

-------------------
(1) The closing price of the Common Stock on the Nasdaq SmallCap Market on December 31, 1999 was $1.75 per share.

EMPLOYMENT AGREEMENTS

         Bakal Agreement. On April 1, 1997, Mr. Bakal and the Company entered into an employment agreement (the "Bakal Agreement") pursuant to which he will serve as the Chief Executive Officer and President of the Company. The Bakal Agreement provides that Mr. Bakal will receive a base salary of not less than $300,000 per year and an annual bonus as determined by the Compensation Committee based upon achievement of targeted levels of performance and such other criteria as the Compensation Committee shall establish from time to time. In addition, he may participate in the Company's 1996 Stock Option Plan (the "Plan"), and will receive health insurance for himself and his dependents, long-term disability insurance, civic and social club dues, use of an automobile owned or leased by the Company and other benefits of similarly situated employees. Mr. Bakal's base salary may be increased upon a periodic review by the Board of Directors or the Compensation Committee. The Bakal Agreement has a term of three years and renews daily until either party fixes the remaining term at three years by giving written notice. The Company can terminate Mr. Bakal's employment upon his death or disability or for cause, and Mr. Bakal can terminate his employment for any reason within a 90-day period beginning on the 30th day after any occurrence of any change in control or within a 90-day period beginning on the one-year anniversary of the occurrence of any change of control. If Mr. Bakal's employment is terminated by the Company in breach of the Bakal Agreement or if Mr. Bakal terminates the Bakal Agreement for any reason after a change in control, the Company must pay Mr. Bakal one-twelfth of his annual base salary and bonus for each of 36 consecutive 30-day periods following the termination and must continue Mr. Bakal's life and health insurance until he reaches 65, and Mr. Bakal's outstanding options to purchase Common Stock would vest and become immediately exercisable.

         In the Bakal Agreement, the Company also granted Mr. Bakal, with respect to his shares of Common stock, piggyback and, after any termination of employment or if he is no longer a director of the Company, demand registration rights . Under the Bakal Agreement, Mr. Bakal agrees to maintain the confidentiality of the Company's trade secrets. Mr. Bakal agrees that for a period of two years, if he is terminated for cause, not to compete with or solicit employees or customers of the Company within the United States.

         Other Employment Agreements. On April 1, 1997, the Company entered into employment agreements with each of Messrs. Kelly and Laiken and Ms. Roberts (collectively, the "Other Agreements"). The Other Agreements provide for a minimum base salary per year of $100,000, $88,650 and $100,000, respectively, and an annual bonus as determined by the Chief Executive Officer and President based upon achievement of targeted levels of performance and such other criteria as he shall establish from time to time. In addition, each employee may participate in the Plan and will receive insurance and other benefits of similarly situated employees. Each of the Other Agreements has a term of three years and renews daily until either party fixes the remaining term at three years by giving written notice. The Company can terminate each of the agreements upon death or disability or for cause, and the employee can terminate employment for any reason within one year of a change in control with adequate justification. If the employee's employment is terminated by the Company for any reason within one year after a change in control or if the employee terminates the agreement with adequate justification, the Company must pay the employee one-twelfth of his or her base salary and bonus for each of 36 consecutive 30-day periods following the termination and must continue the employee's life and health insurance until age 65, and the employee's outstanding options to purchase Common Stock would vest and become immediately exercisable. Under the Other Agreements, each employee agrees to maintain the confidentiality of the Company's trade secrets. The employee also agrees for a period of one year, if he or she is terminated for cause or resigns without adequate justification, not to compete with or solicit employees or customers of the Company within the United States.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information, as of April 12, 2000 with respect to the beneficial ownership of the Common Stock by: (i) each director; (ii) each executive officer named in the Summary Compensation Table;
(iii) each shareholder known by the Company to be a beneficial owner of more than 5% of the Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each of the shareholders listed below exercises sole voting and dispositive power over the shares.


                                                                                    SHARES BENEFICIALLY
                                                                                         OWNED (1)
                                                                               -----------------------------
                                                                                 NUMBER            PERCENT
                                                                               ----------         ----------
Dennis A. Bakal(2)...................................................           1,300,000              15.8%
Robert E. Altenbach(3)...............................................               6,000                  *
Gregory G. Hardwick(4)...............................................              27,400                  *
Danny L. Pixler(5)...................................................           2,500,000              36.1%
W. Anthony Huff(5)...................................................           2,500,000              36.1%
Logistics Management LLC(6)..........................................           2,500,000              36.1%
All directors and executive officers as a group (10 persons).........           4,307,800              49.4%

---------------------------
*     Represents less than 1%.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial" owner of securities if he or she has or shares the power to vote or direct the voting of such securities or the power to dispose or direct the disposition of such securities. A person is also deemed to be a beneficial owner of any securities which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.
(2) Consists solely of options to acquire 1,300,000 shares of Common Stock, which are currently exercisable at an exercise price of $1.75 per share.
(3) Consists of options to acquire 2,000 and 4,000 shares of Common Stock, which are currently exercisable at exercise prices of $2.58 and $1.50 per share, respectively.
(4) Consists of (1) 20,100 shares held directly; (2) 1,300 shares held for the benefit of Mr. Hardwick's grandson; and (3) options to acquire 2,000 and 4,000 shares of Common Stock, which are currently exercisable at exercise prices of $2.58 and $1.44 per share, respectively.
(5) Represents shares owned by Logistics Management LLC. Messrs. Huff and Pixler are the principals of Logistics Management LLC.
(6) Based solely on the Schedule 13D, dated January 11, 2000, filed by Logistics Management LLC. The address of this shareholder is 10602 Timberwood Circle, Suite 9, Louisville, Kentucky 40223.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Dennis A. Bakal and Affiliates. In May 1996, the Company moved its operations to a facility leased to Professional Sales Group Ltd. ("PSG"), a company wholly-owned by Dennis A. Bakal. Under the terms of the sublease with PSG, the Company subleases certain portions of the facility from PSG at a competitive market rate and is committed to the facility for a period of seven years (the remaining term of PSG's lease with the owner, an unrelated third party). Rent expense paid by the Company under this arrangement was approximately $286,000 in 1999 and $180,000 in 1998. The sublease provides for escalations for items such as taxes and common area maintenance, with a scheduled rent increase for the last five years of the term. If Mr. Bakal finds suitable tenants to take the entire premises currently leased by PSG, it is his intention to terminate the sublease with the Company and move to other facilities. Currently, more than 40% of the space leased by PSG has been subleased to unrelated third parties.

         Certain credit facilities available to the Company have been guaranteed personally by Mr. Bakal. Pursuant to the employment agreement entered into by the Company and Mr. Bakal, the Company will use its best efforts to remove and cause to be terminated all guarantees provided by Mr. Bakal. Because the Company was unable to do so prior to December 31, 1997, the Company is obligated to compensate Mr. Bakal for providing such guarantees. Mr. Bakal waived any such payment in 1999.

         Mr. Bakal has personally guaranteed a portion of the PSG facilities lease and many of the equipment operating leases and other liabilities of the Company and its subsidiaries. In the past, Mr. Bakal has personally provided loans and advances to and has borrowed funds from the Company on an informal basis. Certain of the loans and advances have been repaid, converted to equity or remain unpaid at the present time. As of December 31, 1999, the Company had a net receivable from Mr. Bakal of $231,799.

         On December 31, 1996, PTG, Inc. (a wholly owned subsidiary of the Company) purchased, in a nonmonetary exchange, the assets of Rapid Transit, ("Rapid") and certain other physical assets from a group of companies owned by Mr. Bakal. As consideration for the purchase, PTG assumed accounts payable associated with Rapid from these entities. In addition, PTG agreed to pay to a related party 5% of the gross sales of Rapid for a period of five years. At December 31, 1999, the obligation under this agreement was approximately $51,000. Certain assets of Rapid were sold during 1999 and no additional obligation was accrued for 1999.

         Mr. Bakal, as the majority owner of the Company (until December 3, 1999) and other entities, directs the operations of the various entities and the transactions between them. All long-term financial commitments of the Company and its subsidiaries with Mr. Bakal and/or other companies controlled by him are subject to written agreements at terms, in the opinion of management, comparable to arms-length, third-party transactions of a similar nature.

         The Company believes that all the foregoing related-party transactions were on terms no less favorable to the Company than could reasonably be obtained from unaffiliated third parties. The Company has adopted a policy whereby all future transactions with affiliates must be approved by a majority of disinterested directors of the Company and on the terms no less favorable to the Company than those that are generally available from unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, No. 333-24619 (the "Registration Statement") and the Company's Registration Statement on Form S-3 filed on November 15, 1999, No. 333-90955 (the "1999 S-3"))

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement)

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 of the Registration Statement)

4.2      Specimen Redeemable Warrant Certificate (incorporated by reference to
         Exhibit 4.2 of the Registration Statement)

4.3 Form of Purchase Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the 1999 S-3)

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

10.12 Amended and Restated Commercial Loan Agreement, dated March 2,1998, by and between the Company, Timely Transportation, Inc., Truck-Net, Inc., PTG, Inc., Timely North, Inc. and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, date of report March 2, 1998 (the "March 8-K"))

10.13 Amended, Restated and Consolidated Commercial Revolving Note, dated March 2, 1998, by and between the Company, Timely North, Inc., and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.2 of the March 8-K)

10.14 Commercial Revolving Note, dated November 19, 1997, by and between the Company and SouthTrust Bank, N.A., in the original principal amount of $3.7 million (incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, date of report November 19, 1997 (the "November 8-K"))

10.15 Amended and Restated General Security Agreement, dated November 19, 1997, by and among the Company, Truck-Net, Inc., Timely Transportation, Inc., PTG, Inc., Timely North, Inc. and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.5 of the November 8-K)

10.16 Reaffirmation of Guaranty, dated March 2, 1998, by and among the Company, Truck-Net,, Inc., Timely Transportation, Inc., PTG, Inc., Dennis A. Bakal and SouthTrust Bank, N.A. (incorporated by reference to
         Exhibit 10.3 of the March 8-K)

10.17 Reaffirmation of Guaranty, dated March 2, 1998, by and among Truck-Net, Inc., Timely Transportation, Inc., PTG, Inc., Timely North, Inc., Dennis A. Bakal and SouthTrust Bank, N.A. (incorporated by reference to
         Exhibit 10.4 of the March 8-K)

10.18 Consulting and Non-Competition Agreement, dated March 27, 1998, between Timely North, Inc. and CSI/Crown, Inc. (incorporated by reference to
         Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, File No. 000-22571 (the "1997 10-K")+

10.19 First Amendment to the Professional Transportation Group Ltd., Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit A of the Company's proxy statement on Schedule 14A for its 1998 annual meeting of shareholders (the "1998 Proxy Statement"), File No. 000-22571)*

10.20 Professional Transportation Group Ltd., Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-8, File No. 333-57937)*

10.21 Professional Transportation Group Ltd., Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit B of the 1998 Proxy Statement)*

10.22 First Amendment to the Professional Transportation Group Ltd., Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No.
         000-22571)*

10.23 Debenture and Warrant Purchase Agreement (incorporated by reference to the Company's current report on Form 8-K, dated of report January 4,
         1999)

10.24 Loan Documents Modification Agreement, dated as of January 15, 2000, by and between the Company and SouthTrust Bank, N.A.

10.25 Securities Purchase Agreement, dated as of December 31, 1999, between Logistics Management, L.L.C., Dennis A. Bakal and the Company (incorporated by reference to the Company's current report on Form 8-K, date of report December 6, 1999)

10.26 Letter Agreement, dated as of December 31, 1999, by and between Thomson Kernaghan & Co. Ltd. and the Company (incorporated by reference to the Company's current report on Form 8-K, date of report December 31, 1999)

13.1     Portions of the Company's 1999 Annual Report to Shareholders

21.1     Subsidiaries of the Company

23.1     Consent of Yohalem, Gillman & Company

23.2     Consent of Arthur Andersen LLP

24.1     Power of Attorney (contained on the signature page of this filing)

27.1     Financial Data Schedule (for Commission purposes only)


---------------
+        Confidential treatment previously granted for portions of this exhibit.

* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b)      Financial Statement Schedules.

         Report of Independent Public Accountants
         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997.

(c)      Reports on Form 8-K.

         The Company filed one current report on Form 8-K during the fourth quarter of the year ended December 31, 1999: Date of report, December 6, 1999, regarding change of control of the Company.

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                   Professional Transportation Group, Ltd., Inc.

Date:    April 13, 2000            By:  /s/ Dennis A. Bakal
                                      -----------------------------------------
                                        Dennis A. Bakal
                                        Chief Executive Officer and President



                                POWER OF ATTORNEY

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Danny L. Pixler and W. Anthony Huff, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                           TITLE                                   DATE
----------                                           -----                                   ----
    /s/ W. Anthony Huff                              Chairman and Director                   April 13, 2000
------------------------------------
    W. Anthony Huff

    /s/ Dennis A. Bakal                              President and Chief Executive           April 13, 2000
-------------------------------------                Officer, Director (principal
    Dennis A. Bakal                                  executive officer)


    /s/ Susan P. Dial                                Chief Financial Officer (principal      April 13, 2000
------------------------------------                 financial and accounting officer)
    Susan P. Dial

    /s/ Robert E. Altenbach                          Director                                April 13, 2000
------------------------------------
    Robert E. Altenbach

    /s/ Gregory G. Hardwick                          Director                                April 13, 2000
------------------------------------
    Gregory G. Hardwick

    /s/ Danny L. Pixler                              Director                                April 13, 2000
------------------------------------
    Danny L. Pixler


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Professional Transportation Group Ltd., Inc.
and Subsidiaries

We have audited the accompanying consolidated balance sheets of PROFESSIONAL TRANSPORTATION GROUP LTD., INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1999 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Transportation Group Ltd., Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses in 1998 and 1999 and has a net working capital deficiency of approximately $6.2 million at December 31, 1999. In addition, the Company's line of credit was due as of March 31, 2000 and the Company is currently in the process of negotiating an extension. If the line of credit is not extended or alternative financing cannot be found, the Company may be unable to pay its obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/  Yohalem Gillman & Company LLP


New York, New York
April 11, 2000

                               ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Professional Transportation Group Ltd., Inc.
and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PROFESSIONAL TRANSPORTATION GROUP LTD., INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Transportation Group Ltd., Inc. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

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

/s/ Arthur Andersen LLP
Atlanta, Georgia
March 26, 1999

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                      DECEMBER 31.

                                                                                 1999               1998
                                                                             ------------       ------------
CURRENT ASSETS
   Cash                                                                      $    199,803       $  1,003,783
   Certificate of deposit                                                         268,734                 --
   Trade accounts receivable, net of allowance for doubtful accounts of
      $634,765 and $757,765 in 1999 and 1998, respectively                      5,398,210          6,633,732
   Due from affiliate                                                             429,365            429,365
   Due from related parties                                                       402,503            577,197
   Prepaid expenses                                                               401,169            662,176
   Other current assets                                                           534,275            583,311
                                                                             ------------       ------------

            Total current assets                                                7,634,059          9,889,564

PROPERTY AND EQUIPMENT, NET                                                     6,308,225          6,940,060

NONCURRENT NOTE AND OTHER RECEIVABLES                                           3,313,831          2,831,248

OTHER ASSETS                                                                      229,801            157,847
                                                                             ------------       ------------

                                                                             $ 17,485,916       $ 19,818,719
                                                                             ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Cash overdraft                                                            $    544,610       $         --
                                                                             ------------       ------------
   Line of credit                                                               6,465,742          6,666,722
   Current maturities of long-term debt and capital lease obligations           1,444,167          1,487,025
   Accounts payable                                                             2,674,258          3,226,222
   Accrued liabilities                                                          2,697,036          3,074,145
                                                                             ------------       ------------

            Total current liabilities                                          13,825,813         14,454,114
                                                                             ------------       ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
   MATURITIES AND DEBT DISCOUNTS                                                3,840,833          4,268,887
                                                                             ------------       ------------

DEFERRED INCOME TAXES                                                             237,209            237,209
                                                                             ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Series A Convertible Preferred stock, no par value,
      3,000 shares authorized, 325 shares issued and outstanding                  325,000                 --
   Common stock, no par value, 20,000,000 shares authorized,
      5,163,422 and 3,868,160 shares issued and outstanding in 1999
      and 1998, respectively                                                           --                 --
   Warrants                                                                       353,867            353,867
   Additional paid-in capital                                                   7,004,655          5,711,466
   Accumulated deficit                                                         (8,101,461)        (5,206,824)
                                                                             ------------       ------------

         Total shareholders' equity (deficit)                                    (417,939)           858,509
                                                                             ------------       ------------

                                                                             $ 17,485,916       $ 19,818,719
                                                                             ============       ============


See accompanying notes and reports of independent public accountants.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   YEARS ENDED DECEMBER 31,

                                                          1999               1998               1997
                                                      ------------       ------------       ------------

OPERATING REVENUES                                    $ 41,356,478       $ 55,066,949       $ 43,064,743
                                                      ------------       ------------       ------------

OPERATING EXPENSES
   Salaries, wages, and benefits                        19,218,676         25,684,226         17,126,177
   Purchased transportation                              5,043,994          5,719,410          8,337,627
   Operating supplies and expenses                       8,009,052         11,275,455          9,480,467
   Fuel and fuel taxes                                   5,260,447          6,890,210          5,733,829
   Communications and utilities                            760,822          1,192,990            668,990
   Depreciation                                            997,683            908,386            383,654
   Operating taxes and licenses                            427,703            359,602            148,793
   Bad debt expense                                      1,677,715            512,000            242,829
   Other operating expenses                              2,095,753          3,336,394          2,464,980
                                                      ------------       ------------       ------------

            Total operating expenses                    43,491,845         55,878,673         44,587,346
                                                      ------------       ------------       ------------

LOSS FROM OPERATIONS                                    (2,135,367)          (811,724)        (1,522,603)
                                                      ------------       ------------       ------------

OTHER INCOME (EXPENSE)
   Interest expense                                     (1,066,708)        (1,300,341)          (341,982)
   Other income (expense), net                             307,438         (1,386,346)           340,285
                                                      ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                                (2,894,637)        (3,498,411)        (1,524,300)
                                                      ------------       ------------       ------------

INCOME TAX PROVISION DUE TO CHANGE IN TAX STATUS                --                 --           (246,000)
                                                      ------------       ------------       ------------

NET LOSS                                              $ (2,894,637)      $ (3,498,411)      $ (1,770,300)
                                                      ============       ============       ============

NET LOSS PER COMMON SHARE:

   Basic                                              $      (0.67)      $      (0.90)      $      (0.54)
                                                      ============       ============       ============

   Diluted                                            $      (0.67)      $      (0.90)      $      (0.54)
                                                      ============       ============       ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                                     4,301,551          3,867,883          3,273,932
                                                      ============       ============       ============


See accompanying notes and reports of independent public accountants.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                 Common Stock          Preferred Stock               Warrants
                                            ---------------------    ------------------      -----------------------
                                              Shares       Amount    Shares     Amount         Shares        Amount
                                            ---------      ------    ------    --------      ---------      --------
BALANCE, DECEMBER 31, 1996                  2,600,000       $ --       --      $     --             --      $     --
   Pro-forma net loss                              --         --       --            --             --            --
   Initial public offering, net of
      issuance costs                        1,250,000         --       --            --             --            --
   Warrants outstanding                            --         --       --            --      1,437,500       177,117
   Issuance of stock                           20,000         --       --            --             --            --
   Retirement of stock                         (3,000)        --       --            --             --            --
   Pro forma compensation expense                  --         --       --            --             --            --
                                           ----------       ----      ---      --------      ---------      --------

BALANCE, DECEMBER 31, 1997                  3,867,000         --       --            --      1,437,500       177,117

   Net loss                                        --         --       --            --             --            --
   Issuance of convertible debentures
      and warrants                                 --         --       --            --      1,100,000       176,750
   Issuance of stock                            1,160         --       --            --             --            --
                                           ----------       ----      ---      --------      ---------      --------

BALANCE, DECEMBER 31, 1998                  3,868,160         --       --            --      2,537,500       353,867

   Net loss                                        --         --       --            --             --            --
   Issuance of preferred stock                     --         --      325       325,000             --            --
   Issuance of common stock                   735,444         --       --            --             --            --
   Conversion of debentures                   499,188         --       --            --             --            --
   Stock purchase plan                         10,630         --       --            --             --            --
   Exercise of non-publicly
      held warrants                            50,000         --       --            --             --            --
                                           ----------       ----      ---      --------      ---------      --------

BALANCE, DECEMBER 31, 1999                  5,163,422         --      325       325,000      2,537,500      $353,867
                                           ==========       ====      ===      ========      =========      ========


                                                Additional
                                                  Paid-In       Accumulated
                                                  Capital         Deficit            Total
                                                ----------      ------------      -----------
BALANCE, DECEMBER 31, 1996                      $   57,166      $   (58,113)      $      (947)
   Pro-forma net loss                                   --       (1,770,300)       (1,770,300)
   Initial public offering, net of
      issuance costs                             5,507,077               --         5,507,077
   Warrants outstanding                                 --               --           177,117
   Issuance of stock                                 3,000               --             3,000
   Retirement of stock                                  --               --                --
   Pro forma compensation expense                       --          120,000           120,000
                                                ----------      -----------       -----------

BALANCE, DECEMBER 31, 1997                       5,567,243       (1,708,413)        4,035,947

   Net loss                                             --       (3,498,411)       (3,498,411)
   Issuance of convertible debentures
      and warrants                                 141,103               --           317,853
   Issuance of stock                                 3,120               --             3,120
                                                ----------      -----------       -----------

BALANCE, DECEMBER 31, 1998                       5,711,466       (5,206,824)          858,509

   Net loss                                             --       (2,894,637)       (2,894,637)
   Issuance of preferred stock                          --               --           325,000
   Issuance of common stock                        950,000               --           950,000
   Conversion of debentures                        328,250               --           328,250
   Stock purchase plan                              14,439               --            14,439
   Exercise of non-publicly
      held warrants                                    500               --               500
                                                ----------      -----------       -----------

BALANCE, DECEMBER 31, 1999                      $7,004,655      $(8,101,461)      $  (417,939)
                                                ==========      ===========       ===========


See accompanying notes and reports of independent accountants.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEARS ENDED DECEMBER 31,

                                                                  1999             1998               1997
                                                              -----------       -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(2,894,637)      $(3,498,411)      $ (1,770,300)
                                                              -----------       -----------       ------------
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Pro forma compensation expense                                --                --            120,000
         Interest expense on convertible debentures                    --           141,103                 --
         Deferred income taxes                                         --                --            124,939
         Depreciation                                             997,683           908,386            383,654
         Provision for doubtful accounts                        1,677,715           512,000            242,839
         Changes in operating assets and liabilities:
            Trade accounts receivable, net                       (442,193)        2,764,889         (7,333,435)
            Due from affiliate                                         --            29,250           (229,722)
            Prepaid expenses and other current assets             310,043           117,035         (1,186,157)
            Accounts payable and accrued liabilities             (929,073)          (48,839)         3,627,538
                                                              -----------       -----------       ------------
                Total adjustments                               1,614,175        (4,423,824)        (4,250,344)
                                                              -----------       -----------       ------------

                Net cash provided by (used in) operating
                  activities                                   (1,280,462)          925,413         (6,020,644)
                                                              -----------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                           (365,848)       (2,863,459)        (3,689,631)
   Purchase of certificate of deposit                            (268,734)               --                 --
   Note receivable                                               (482,583)         (491,901)        (2,339,346)
   (Increase) decrease in other assets                            (71,954)          235,939           (201,654)
                                                              -----------       -----------       ------------

         Net cash provided by (used in) investing
            activities                                         (1,189,119)       (3,119,421)        (6,230,631)
                                                              -----------       -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments) proceeds from line of credit                 (200,980)         (162,000)         5,950,343
   Cash overdraft                                                 544,610                --                 --
   Repayments of long-term debt and capital lease
      obligations                                              (4,492,662)       (1,399,825)          (500,701)
   Proceeds from long-term debt                                 4,350,000         2,828,764          2,914,383
   Issuance of convertible debentures and warrants                     --           505,000                 --
   Due (from) to shareholder                                      174,694                --           (625,666)
   Proceeds from sale of common stock and common
      stock purchase warrants                                     964,939             3,120          5,687,194
   Issuance of convertible preferred stock                        325,000                --                 --
                                                              -----------       -----------       ------------

              Net cash provided by financing activities         1,665,601         1,775,059         13,425,553
                                                              -----------       -----------       ------------

NET (DECREASE) INCREASE IN CASH                                  (803,980)         (418,949)         1,174,278

Cash, beginning of year                                         1,003,783         1,422,732            248,454
                                                              -----------       -----------       ------------

CASH, END OF YEAR                                             $   199,803       $ 1,003,783       $  1,422,732
                                                              ===========       ===========       ============


See accompanying notes and reports of independent public accountants.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997


1.       ORGANIZATION AND OPERATIONS

         Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") serves as a holding company for its four operating subsidiaries, Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net"), Timely North, Inc. ("Timely-North"), and PTG, Inc. (collectively, the "Subsidiaries") (PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company"). The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight industry throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight and expedited delivery markets. Truck-Net provides brokerage services to companies, mainly in the air freight industry, that are in need of third-party transportation. Timely North provided time-definite truckload transportation services for companies in the floorcovering industry (1998 and 1997). PTG, Inc. operated a courier service in the Atlanta, Georgia, metropolitan region (d.b.a. Rapid Transit) and provides third-party logistics services in recovering copiers, fax machines, and telephone equipment that are in need of repair or under expired leases. The Company terminated the operations of both Timely North and Rapid Transit in April 1998 and September 1999, respectively.

         Prior to January 1997, the Subsidiaries were owned and operated by the
         (then) majority shareholder of the Company as separate operating companies. On January l, 1997, the respective shares of stock in the Subsidiaries were contributed to PTG, Ltd. by their sole shareholder, whereupon each became a wholly owned subsidiary of PTG, Ltd. PTG, Ltd., which had previously been an operating company, then transferred its operations to PTG, Inc.

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

         In July 1997, the Company completed an initial public offering (the "Offering") of its common stock and redeemable common stock purchase warrants and redeemable common stock purchase warrants (Note 3).

         FINANCIAL CONDITION

         The Company incurred net losses of $2.9 million in 1999, $3.5 million in 1998 and $1.8 million in 1997. At December 31, 1999, it has a net working capital deficiency of $6.2 million. Included in this working capital deficiency is a liability of $6.5 million under the Company's line of credit agreement. As discussed in Note 6, the maturity date of the line was extended to March 31, 2000, however the Company was in default under several covenants at December 31, 1999. Management is currently negotiating an extension of its line of credit agreement with its primary lender. Management expects that if it is unable to extend the line of credit, it will seek additional third-party financing to satisfy its anticipated cash requirements through 2000. There can be no assurance that the Company will be successful in obtaining an extension of its credit agreement or in arranging alternative financing under commercially reasonable terms or at all.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



1.       ORGANIZATION AND OPERATIONS (CONTINUED)

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

         RECOGNITION OF REVENUE

         For financial reporting purposes, the Company recognizes revenue when a shipment is loaded and dispatched. Significant related costs associated with earning this revenue are accrued at that time. In 1991, the Emerging Issues Task Force ("EITF") released Issue 91-B, "Revenue and Expense Recognition for Freight Services in Process." The EITF reached a consensus that the preferable method of recognizing revenue and expenses was either (1) the recognition of both revenue and direct cost when the shipment is completed or (2) the allocation of revenue between reporting periods based on relative transit time in each reporting period and the recognition of expenses as incurred. The difference between the Company's method of revenue recognition and the preferable methods described above is not material to the accompanying consolidated financial statements.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH, CASH EQUIVALENTS, AND CERTIFICATES OF DEPOSIT

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         At December 31, 1999, approximately $190,000 of cash and a certificate of deposit amounting to $268,734 (maturing on June 30, 2000) were restricted for use as collateral for certain lines of credit (Note 6).

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

         The detail of property and equipment at December 31, 1999 and 1998 is as follows:

                                                           1999              1998
                                                        -----------       -----------

         Transportation equipment and improvements      $ 6,398,552       $ 5,952,852
         Furniture, fixtures and equipment                2,597,936         2,491,538
         Leasehold improvements                              15,840           242,584
                                                        -----------       -----------

                                                          9,012,328         8,686,974
         Less accumulated depreciation                   (2,704,103)       (1,746,914)
                                                        -----------       -----------

                                                        $ 6,308,225       $ 6,940,060
                                                        ===========       ===========

         The estimated useful lives of the various classes of physical assets were as follows during 1999:

           Transportation equipment and improvements              7-10 years
           Furniture, fixtures and equipment                        5 years
           Leasehold improvements                                   5 years

       During 1998, the Company extended the useful lives of its trailers from seven to ten years, while the useful lives of trailer improvement and tractors remains seven years. As a result, depreciation expense for the year ended December 31, 1998, decreased by approximately $180,000.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCRUED LIABILITIES

         Accrued liabilities consist of the following at December 31, 1999 and 1998:

                                                  1999            1998
                                              ----------      ----------

            Salaries, wages and benefits      $  745,547      $  788,919
            Professional fees                    317,484              --
            Interest                              71,490              --
            Fuel                                  80,838              --
            Other                              1,481,677       2,285,226
                                              ----------      ----------

                                              $2,697,036      $3,074,145
                                              ==========      ==========

         SALARIES, WAGES AND BENEFITS

         Prior to 1997, the Company leased drivers and certain office personnel from an independent personnel leasing company. Effective February 1997, the Company transferred all of its employees to the personnel leasing company. Under the lease agreement, the Company pays a fixed amount per leased employee (in addition to compensation costs) to the personnel leasing company to cover payroll processing, unemployment insurance, and workers' compensation. Salaries, wages, and benefits on the accompanying statements of operations include fees paid to the personnel leasing company for processing of payroll of approximately $1,615,000 and $2,381,000 for the years ended December 31, 1999 and 1998, respectively.

         EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective December 31, 1997. Earnings per share have been computed based on the weighted average shares and dilutive potential common shares outstanding during the year. The assumed exercise of outstanding warrants and stock options for diluted loss per common share was not applicable because their effect was antidilutive.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PRO FORMA ADJUSTMENTS

         A pro forma adjustment has been made in the accompanying consolidated statement of operations for the year ended December 31, 1997 to reflect compensation expenses for the fair value of services provided by the majority shareholder prior to July 1, 1997.

         INCOME TAXES

         Prior to the Reorganization, PTG, Ltd. and two of the Subsidiaries elected to be treated as S corporations for federal and state income tax purposes. Accordingly, all income or losses of these companies were recognized by the shareholders on their individual tax returns. In connection with the Offering (Note 3), these companies converted from S corporation to C corporation status and, accordingly, are subject to future federal and state income taxes. The Company follows the practice of providing from income taxes based on SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized (Note 8).

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

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                   1999            1998
                                            ----------------      ----------

            Cash paid for interest          $        995,218      $1,262,277
            Cash paid for income taxes                    --              --

       Significant noncash investing and financing activities that are excluded from the consolidated cash flow statement for 1999 include conversion of $375,000 of debentures to common stock.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTING STANDARDS TO BE ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137 deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings in the current period unless specific hedge accounting criteria are met. The Company plans to adopt SFAS No. 133 in the first quarter of fiscal year 2001. Management does not believe the adoption of this statement and will have a material impact on the Company's financial statements.

3.       THE OFFERING

         Effective June 19, 1997, the Company completed an offering of 1,250,000 shares of its common stock that raised approximately $6,657,000 in aggregate proceeds for the Company. A portion of the approximate $5,507,000 net proceeds were used to purchase equipment for the Company's operations.

         In connection with the Offering, the Company sold 1,437,500 redeemable common stock purchase warrants for $177,117. Each warrant is transferable immediately upon issuance and entitles the holder to purchase one share of the Company's common stock at a price of $6.90 per share during the four-year period beginning as of the effective date of the Offering. The warrants are redeemable by the Company at a redemption price of $.125 per warrant upon the occurrence of certain specified conditions (see Note 14 for subsequent change of exercise and redemption price).

4.       RELATED-PARTY TRANSACTIONS

         The Company's former majority shareholder (who sold all of his shares on December 7, 1999 to an unrelated third party) also owns a controlling interest in several other related affiliate companies. Significant related-party transactions are detailed hereafter.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997


4.       RELATED-PARTY TRANSACTIONS (CONTINUED)

         In December 1996, PTG, Inc. was involved in a nonmonetary exchange with certain affiliated companies (the "Sellers"), whereby PTG, Inc. assumed certain liabilities of the Sellers (including amounts due to the Subsidiaries of $181,562) in exchange for certain assets, valued at $266,386, and the operations of Rapid Transit Delivery Services ("Rapid"), a division of the Sellers. PTG, Inc. is obligated to a related party to pay 5% of the gross sales of Rapid for a period of five years. No payments were made by the Company during 1998 or 1997. At December 31, 1998, the obligation under this agreement was approximately $51,000. Certain assets of Rapid were sold during 1999 and no additional obligation was accrued for 1999 (see Note 13).

         In January 1997, the Company signed a noncancelable sublease agreement with Professional Sales Group, Ltd. ("PSG") (a company partly owned by the former majority shareholder) which expires in April 2005. Prior to 1997, this arrangement was not formalized. Rent expense paid by the Company under this arrangement was approximately $286,000 in 1999, $180,000 in 1998 and $120,000 in 1997.

         The former majority shareholder has both borrowed and advanced amounts to the Company, both personally and through affiliated companies, on an informal basis. The Company had a net receivable from a former shareholder of the Company of $231,799 and receivables due from other current shareholders of $188,704 at December 31, 1999 and $577,197 at December 31, 1998 resulting from such transactions.

         The Company had a total receivable of $429,365 at both December 31, 1999 and 1998 due from affiliates on the accompanying balance sheets. This receivable has been guaranteed by the Company's former majority shareholder.

         Effective December 1999, the Company has secured insurance coverage through a captive insurance company controlled indirectly by the new Chairman of the Company.

5.       NOTE RECEIVABLE AND MARKETING AGREEMENT

         In September 1997, the Company advanced $1,500,000 to CTI Properties, Inc. ("CTI Properties"), Carpet Transport, Inc. ("CTT") and Blue Mack Transport, Inc., each a subsidiary of Continental American Transportation, Inc. The note is secured by four parcels of real estate currently owned by CTI Properties, and is guaranteed by Continental American Transportation, Inc. ("Continental American") and the former owner of CTI. The note is due on demand, and interest is due monthly at 16%.

         In October 1997, Timely North entered into a marketing agreement with CTI and Continental American whereby Timely North agreed to employ all of CTI's employees and to lease and/or sublease all the rolling stock and terminal facilities from CTI. The marketing agreement was terminated on July 31, 1998.

         At December 31, 1999 and 1998, the Company has recorded advances to and receivables from CTI of $1,813,832 and $1,331,248, respectively, including accrued interest, in addition to the $1.5 million loan.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997


5.       NOTE RECEIVABLE AND MARKETING AGREEMENT (CONTINUED)

         Although CTI is in bankruptcy and has asserted that the Company's first priority security deed may be avoided as a preference (see Note 10) the current management intends to vigorously pursue and expects to collect these notes and advances. There can be no assurance, however, that such receivables will be fully collected.

         Total operating losses attributable to Timely North and to the termination of the marketing agreement with CTI for the years ended December 31, 1998 and 1997 were approximately $3.3 million and $1.8 million, respectively.

6.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         LINE OF CREDIT

         During 1997, the Company obtained a line of credit agreement (the "New Agreement") with a bank and retired all amounts outstanding under previous line of credit subject to certain restrictions. Amounts outstanding under the New Agreement bear interest at .75% above the bank base rate, as defined (9.50% at December 31, 1999). Interest is payable monthly and the line had a maturity date of January 15, 2000. In January 2000, the maturity date of borrowings under the New Agreement was extended to March 31, 2000. The former majority shareholder is a guarantor of the New Agreement. As of December 31, 1999, the Company borrowed $6,465,742 under the New Agreement and there was no remaining availability under the line. The New Agreement provides the bank with a security interest in accounts receivable and cash of the Company.

         Pursuant to the terms of the New Agreement, the Company must satisfy certain financial covenants therein. As of December 31, 1999, the Company was in default under several of the covenants.

         LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 1999 and 1998:

                                                      1999          1998
                                                    --------     ---------

         Notes payable for transportation
         equipment, bearing interest at
         14.5%, with monthly principal
         and interest payments totaling
         $6,623, maturing October 1998
         through May 1999                           $     --       $  7,750

         Note payable to a bank, bearing
         interest at 10.85%, with monthly
         principal and interest payments
         of $4,150 through November 2000,
         secured by transportation
         equipment                                   127,201        155,915

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



6.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

                                                   1999              1998
                                                ----------       -----------

        Note payable for transportation
        equipment, bearing interest at
        10.43%, with monthly principal
        and interest payments of $8,176
        through September 2000, secured
        by related transportation
        equipment                               $      --        $   154,305

        Note payable for transportation
        equipment, bearing interest at
        11.25%, with monthly principal
        and interest payments of $6,662
        through February 2001, secured
        by related transportation
        equipment                                      --            147,853

        Note payable for transportation
        equipment, bearing interest at
        8.5%, with monthly principal and
        interest payments of $1,962
        through July 2002, secured by
        related transportation equipment           55,566             72,518

        Note payable for transportation
        equipment, bearing interest at
        8.32%, with monthly principal
        and interest payments of $45,394
        through July 2002, secured by
        related transportation equipment               --          1,831,317

        Note payable to former
        shareholder, bearing interest at
        8.45%, with weekly principal and
        interest payments of $500
        through December 2004                      85,672             93,469

        Note payable to former
        shareholder, bearing interest at
        17.98%, with weekly principal
        and interest payments of $500
        through December 2004                      74,596             95,356

        Note payable to a bank, bearing
        interest at 8.2%, with monthly
        principal and interest payments
        of $22,898 through March 2003,
        secured by related
        transportation equipment                  283,601            983,718

        Note payable to a bank, bearing
        interest at 8.13%, with monthly
        principal and interest payments
        of $11,051 through March 2003,
        secured by related
        transportation equipment                       --            271,851

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



6.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

                                                      1999               1998
                                                  -----------       ------------

        Note payable to a bank, bearing
        interest at 8.25%, with monthly
        principal and interest payments
        of $5,641 through October 2001,
        secured by related
        transportation equipment                  $   105,347      $     162,821

        Note payable to Transamerica
        Equipment Financial Services
        Corporation bearing interest at
        prime plus 1.75% (10.50% at
        December 31, 1999) with monthly
        principal and interest payments
        ranging from $50,707 to $101,978
        through March 15, 2004 secured
        by transportation equipment.
        This note provides for the
        Company to maintain certain
        financial covenants and includes
        a subjective acceleration clause.           4,299,292                 --

        9% convertible debentures due
        December 31, 2000                                  --            500,000
                                                  -----------       ------------

                                                    5,031,275          4,476,873
       Less current maturities                     (1,318,187)        (1,023,923)
       Less debt discount                                  --           (171,750)

                                                  $ 3,713,088       $  3,281,200
                                                  ===========       ============

       Future maturities of long-term debt at December 31, 1999 are as follows:


                 2000                              $ 1,318,187
                 2001                                1,096,115
                 2002                                1,142,838
                 2003                                1,177,696
                 2004                                  296,439
                 Thereafter                                 --
                                                   -----------

                                                   $ 5,031,275
                                                   ===========

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997


6.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

         CONVERTIBLE DEBENTURES

         In December 1998, the Company completed a private placement of $500,000 of 9% convertible debentures and warrants for the purchase of up to 1.1 million shares of the company's common stock. One million of the warrants are exercisable at a discount to the market price, as defined, at the time of exercise and 100,000 are exercisable at $3.50 per share. The value of the warrants was $176,750 based on the relative value of the warrants on the date of issue. Of this amount, $171,750 has been recorded as a discount to the Debentures. These Debentures contain a feature which allows their conversion into common stock of the Company at a discount from its market price. As this conversion feature was "in the money" at the date of issuance, a one-time charge of $141,403 was made to interest expense to reflect the value of the conversion feature. During the year ended December 31, 1999, the debentures were converted into 499,188 shares of common stock.

         In December 1999, the Company arranged for a private placement of up to $2,500,000 of 10% convertible debentures. The Company has initially sold $600,000 of these debentures in January 2000. As part of the transaction, the Company granted the investors a warrant to purchase up to 214,285 shares of common stock and to the placement agent a warrant to purchase 142,857 shares of common stock. Both warrants carry an exercise price of $1.75 which was the closing price of the shares on the date of grant. The warrants expire on January 31, 2003.

         CAPITAL LEASES

         The Company leases transportation and other equipment under capital leases. During 1999, the company refinanced a majority of their capital lease obligations with Transamerica Equipment Financial Services Corporation with a term loan. Future minimum lease payments for assets under capital leases at December 31, 1999 are as follows:

                 2000                                           $  149,378
                 2001                                              109,283
                 2002                                               29,790
                                                                ----------

                 Total minimum lease payments                      288,451
                 Less amount representing interest                 (34,726)
                                                                ----------
                 Present value of minimum lease payments           253,725
                 Less current maturities                          (125,980)
                                                                ----------

                                                                $  127,745
                                                                ==========

         At December 31, 1999, the Company had net assets under capital leases of approximately $1,047,560 included in property and equipment on the accompanying balance sheet.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



7.       STOCK-BASED COMPENSATION PLANS

         In February 1996, the Company adopted the Professional Transportation Group Ltd., Inc. 1996 Stock Option Plan for certain employees (the "Plan"). At December 31, 1999, the Company reserved 2,270,948 shares of the Company's common stock for issuance under the Plan. A summary of options granted under the Plan as well as other options granted pursuant to other agreements during 1999, 1998 and 1997 is as follows:

                                                                                                              Number of
                                                                                     Per                       Options
 Number of                                                                          Share                      Vested at
 Options                                                                          Exercise     Expiration    December 31,
 Granted        Grant Date                       Vesting                            Price         Date           1999
----------    --------------         -----------------------------------------    --------     -----------   ------------
                                    100% in 2001, subject to acceleration upon
  750,000     February 1996         the achievement of certain financial goals       $0.50         2001         600,000

                                    100% on August 18, 1997 (60 days after
  250,000     February 1996         consummation of the Offering                      0.15         2001         250,000

                                    50% on August 18, 1997 (60 days after
                                    consummation of the Offering); 50% on August
                                    18, 1998 (60 days after the one-year
   50,000     February 1996         anniversary of the Offering                       4.00         2001          50,000

  250,000     April 1997            20% in 2000 and 80% in 2001                       6.00         2007               0

   46,177     July 1997             100% on January 3, 1998                           2.69         2002          46,117

   50,000     November 1997         100% on November 13, 1998                         3.69         2002          50,000

    4,000     March 1998            100% on September 13, 1998                        2.58         2008           4,000

  195,000     February 1999         100% on February 11, 19999                        2.97         2009         195,000

    8,000     May 1999              100% on May 21, 1999                              1.50         2004           8,000

  285,630     June 1999             25% a year beginning June 3, 1999                 1.44         2004          68,125

   50,000     June 1999             100% on June 3, 1999                              1.44         2004          50,000

   75,000     September 1999        100% on September 24, 1999                        1.25         2004          75,000

    2,000     December 1999         100% on June 30, 2000                              .75         2004              --

   60,000     December 1999         100% on December 3, 1999                           .75         2004          60,000

   50,000     December 1999         100% on December 31, 1999                         1.00         2004          50,000

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



7.       STOCK-BASED COMPENSATION PLANS (CONTINUED)

         The following is a summary of stock option information for the Plans:

                                                               1999         1998
                                                           ----------   ----------

               Options outstanding, beginning of year       1,260,230    1,368,467
               Options granted                                725,630        4,000
               Options exercised                                   --       (1,160)
               Options terminated                                  --     (111,077)
                                                           ----------   ----------

               Options outstanding, end of year             1,985,860    1,260,230
                                                           ==========   ==========

               Options available for grant                    310,700      599,753
                                                           ==========   ==========

         SFAS NO. 123

         During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employer stock compensation plans. However, it also allows an entity to continue to measure compensation cost for these plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

         The Company has elected to account for its stock-based compensation plans under APB No. 25, however, the Company has computed for pro forma disclosure purposes the value of all options granted for the years ended December 31, 1999, 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

                                              Year of Grant/Option Price
                                   ----------------------------------------------
                                    1999        1998       1997     1997   1997
                                    $1.75       $2.58      $6.00    $3.69  $2.69
                                   -------     -------     -----   ------  -----
       Risk-free interest rate       5.28%       5.54%     6.99%    5.77%   5.95%
       Expected dividend yield       0.00%       0.00%     0.00%    0.00%   0.00%
       Expected lives (in years)        1           1         8        3       2
       Expected volatility         112.00%      71.00%    42.00%   42.00%  42.00%

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



7.       STOCK-BASED COMPENSATION PLANS (CONTINUED)

         The total value of options granted for the years ended December 31, 1999, 1998 and 1997, was computed as approximately $1,200,000, $7,000 and $988,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options.

         Had compensation cost been determined under SFAS No. 123 utilizing the assumptions detailed above, the effect on the Company's net income and net income per common share would have been as follows:

                                                 1999             1998              1997
                                               -------------    -------------     ------------

          Net loss as reported                 $ (2,894,637)     $(3,498,411)      $(1,770,300)
          Net loss including compensation        (3,744,637)      (3,798,934)       (1,986,342)
          Net EPS as reported                  $      (0.67)     $     (0.90)      $     (0.54)
          Net EPS including compensation       $      (0.87)           (0.98)            (0.61)

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

         The significant components of the provision for income taxes are as follows:

                                               1999                1998               1997
                                        -----------------   -----------------  ----------------

               Current provision        $              --   $              --  $        121,061
               Deferred provision                      --                  --           124,939
                                        -----------------   -----------------  ----------------

               Total provision          $              --   $              --  $        246,000
                                        =================   =================  ================

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



8.       INCOME TAXES (CONTINUED)

         A reconciliation of the provision (benefit) for income taxes at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying statements of operations is as follows:

                                                            1999              1998            1997
                                                         ---------       -----------       ---------

         Federal statutory income tax rate               $(984,000)      $(1,189,460)      $(492,000)
         State income taxes, net of federal benefit       (116,000)         (139,936)        (56,800)
         Change in tax status                                   --                --         246,000
         Change in valuation allowance                     731,126         1,281,082         500,807
         Other                                             368,874            48,314          47,993
                                                         ---------       -----------       ---------

         Total provision                                 $      --       $        --       $ 246,000
                                                         =========       ===========       =========

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

         The components of deferred income taxes are as follows:

                                                      1999              1998
                                                 -----------       -----------

         Deferred tax assets:
           Accounts receivable                   $   241,211       $   287,951
           Accrued liabilities                       423,559           603,226
           Net operating loss carryforwards        2,799,737         1,533,640
                                                 -----------       -----------

                                                   3,464,507         2,424,817
         Less valuation allowance                 (2,685,306)       (1,954,180)
                                                 -----------       -----------

         Net deferred tax assets                     779,201           470,637
                                                 -----------       -----------

         Deferred tax liabilities:
           Depreciation                           (1,016,410)         (707,846)
                                                 -----------       -----------

         Net deferred tax liability              $  (237,209)      $  (237,209)
                                                 ===========       ===========

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



8.       INCOME TAXES (CONTINUED)

         A valuation allowance has been established to offset those deferred tax assets for which a benefit is not likely to be realized. At December 31, 1999, the Company has approximately $6 million of net operating loss carryforwards which will expire beginning 2013 if not utilized.

9.       MAJOR CUSTOMERS

         The Company's five largest customers accounted for approximately 70%, 52% and 65% of revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Of these customers, one company accounted for a total of approximately 41% of net revenues for the year ended December 31, 1999. The loss of this customer would have a material adverse effect on the Company, its profitability, and its financial condition. The Company's agreement with FedEx (the Company's largest customer) expires in May 2000, and there can be no assurance that the agreement will be renewed.

10.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES-UNRELATED PARTIES

         The Company leases transportation and office equipment under noncancelable operating leases with unrelated parties. The expense for noncancelable operating leases was approximately $3,818,000, $4,894,000, and $5,814,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Future minimum rental commitments under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 1999:

                        2000                                 $ 3,740,796
                        2001                                   3,093,069
                        2002                                   1,981,124
                                                             -----------

                                                             $ 8,814,989
                                                             ===========

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



10.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEGAL

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

         An involuntary bankruptcy petition was filed on or about August 7, 1998 by CTI Properties, Inc., a wholly-owned subsidiary of Continental American, in the case styled in re: CTI Properties, Inc., Case No. R98-42886-HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). The same trustee has been appointed for both Continental American and CTI Properties. The trustee has filed an adversary proceeding against the Company asserting that the Company's first priority security deed may be avoided as a preference. Discovery in this case is proceeding. The Company intends to vigorously defend this action. Counsel believes the likelihood of success is neither probable nor remote.

         On or about June 17, 1998, a lawsuit was filed against Timely North and the Company in the case styled CIT Finance Group v. Timely North, Inc. and Professional Transportation Group Ltd., Inc., Case No. 98-CV2280-2 Superior Court of Clayton County, Georgia. This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that Timely North and the Company are indebted to CIT in an amount to be determined at trial, but that CIT alleges to be approximately $350,000, an amount disputed by the Company. While neither Timely North nor the Company has had any contractual relationship with CIT, CIT asserts in its complaint that the use of its rolling stock entitles CIT to receive from Timely North and the Company for the fair rental value of the rolling stock during the period of time that Timely North used the rolling stock. Timely North and the Company have timely filed answers to CIT's complaint, and intend to contest the case vigorously. Discovery in the case is progressing. Counsel believes the likelihood of success is neither probable nor remote.

         An involuntary bankruptcy petition was filed on or about June 17, 1998 against CTI in the case styled In re: Carpet Transport, Inc., Case No. 98-42224 HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). This action was filed by several parties purporting to be creditors of CTI and alleges among other things that Timely North or its affiliates had collected a portion of CTI's receivables, that a representative of the Company had caused CTI's withholding tax payments to the IRS to be diverted to Timely North's benefit (to pay Form 2290 taxes), and that Timely North had sold portions of CTI's equipment without accounting for the sales proceeds. A trustee has been appointed and is investigating these potential claims. The trustee has also questioned the receipt by the Company of a payment it received for a consulting and non-competition agreement. The trustee also questioned the fully-secured status and priority of the Company's September 12, 1997 secured loan to CTI and

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



10.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         its affiliates. The Trustee has also asserted that Timely North and Timely Transportation are "successor" corporations of CTI and therefore liable for the debts of CTI and responsible to account for the revenues of CTI from September of 1997 to date. The trustee also questioned whether the Company was entitled to the proceeds of the sale of certain rolling stock formerly leased by CTI. The trustee has filed a Partial Motion for Summary Judgment against Timely Transportation and the Company seeking an accounting. Timely Transportation and the Company have responded to the Motion and vigorously deny the trustee's allegations that Timely Transportation and the Company owe a fiduciary duty to CTI. In the event that the trustee should pursue any of these claims against the Company or its affiliates, the Company and/or its affiliates will file a timely response to any such claim denying all of the material allegations and any liability on its part, and will vigorously defend against any such claim. Discovery is progressing. Counsel believes the likelihood of success is neither probable nor remote.

         On or about July 30, 1998, an action was brought against Timely and other defendants in the case styled The CIT Group/Equipment Financing, Inc. v. Timely Transportation, Inc., et al., Case No. 98-14395, Court of Common Pleas of Montgomery County, Pennsylvania. The plaintiff as a secured creditor of various defendants other than Timely alleges that those defendants defaulted in their installment payments to the plaintiff, that the plaintiff sold the collateral in a foreclosure sale, that the plaintiff has been damaged in the amount of approximately $151,000, and that Timely is a "successor" to the other defendants and therefore owes to CIT Group its damages. The parties have reached a settlement in this litigation and are in the process of reducing the settlement to a Consent Order.

         On or about September 4, 1998, an action was filed against the Company, Timely and Timely North in the case styled U.S. Bancorp Leasing & Financial v. Timely North, Inc., Timely Transportation, Inc. and Professional Transportation Group Ltd., Inc. Case No. 34611, Superior Court of Gordon County, Georgia. This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that the Company, Timely and Timely North, are indebted to U.S. Bancorp in an amount to be determined at trial. U.S. Bancorp is seeking $290,534.50, an amount disputed by the Company. While neither Timely, Timely North nor the company has had any contractual relationship with U.S. Bancorp., U.S. Bancorp asserts in its complaint that the use of its rolling stock entitles it to receive from Timely, Timely North and the Company the fair rental value of the rolling stock during the period of time that Timely North used the rolling stock. Timely, Timely North and the Company have filed answers to U.S. Bancorp's complaint, and intend to contest the case vigorously. Discovery in the case is progressing. Counsel believes the likelihood of success is neither probable nor remote.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



10.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Client Service Solutions, Inc., Professional Transportation Group Ltd., Inc., Case No. 1999 CV 01909 D, State Court of Clayton County, Georgia. Plaintiff filed suit on May 12, 1999, seeking recovery of $87,448.62, plus interest and attorney's fees, allegedly owed for computer consulting services. The Company filed an answer denying liability and is vigorously defending against Plaintiff's claims, as well as exploring possible counterclaims for breach of contract and fraud against the Plaintiff.

         USF&G v. Timely Transportation, et al., Civil Action No. 98A5879-4, State Court of Cobb County, Georgia. USF&G is seeking recovery in the amount of $52,229.66 for alleged workers' compensation insurance audit premiums, dating back to 1994. Timely has filed an answer denying responsibility for such premiums and is vigorously defending against the suit. The case is awaiting trial.

         Scott Logistics Corp. v. Timely North, Inc. and Timely Transportation, Inc., Civil Action File No. 34324, Superior Court of Gordon County, Georgia. Scott Logistics Corporation is suing the named subsidiaries of the Company for $8,342.34 in alleged damages to freight, plus $60,000.00 for alleged damages for tortious interference with business relations. Timely North, Inc. is countersuing Scott Logistics Corp. for $9,709.23 in unpaid freight charges. Both of the named subsidiaries have filed an answer denying liability as alleged by the Plaintiff, and is vigorously defending against Plaintiff's claims. The Company intends to file a motion for summary judgment in the near future, requesting the court deny Plaintiff's claims as a matter of law.

         T.M.B., Inc. v. Timely Transportation, Inc. and Timely North, Inc., Case No. 98-CV-1931, United States District Court for the Northern District of Georgia. T.M.B., Inc. seeks recovery from the named subsidiaries in the amount of $103,157.46 allegedly owed for truck parts. Timely North, Inc. did not contest liability, and a default judgment was entered in 1998 against Timely North, Inc. for the full amount sought by T.M.B., Inc. Timely Transportation, Inc. has filed an answer denying liability, and is vigorously defending against T.M.B., Inc.'s claims. Cross motions for summary judgment are pending in the case.

         Gainey Transportation Services, Inc. v. Timely Transportation, Inc. Timely North, Inc. and Professional Transportation Group Ltd., Inc., Case No. 98-1-5811-99, Superior Court of Cobb County, Georgia. Gainey Transportation Services, Inc. seeks recovery of $65,356.20 allegedly due from the named subsidiaries for transportation services rendered. Timely Transportation, Inc. and Professional Transportation Group Ltd., Inc. take the position that they are not liable to Gainey, and such charges are owed, if at all, by Timely North, Inc. The Company has filed an answer and is vigorously defending against the suit.

         Ampace Dedicated Services, Inc. v. Timely Transportation, Inc. and Carpet Transport, Inc., Civil Action No. 34248, Superior Court of Gordon County, Georgia. Ampace seeks recovery of $9,100.00 for transportation services rendered. Timely Transportation, Inc. has filed an answer denying liability and is vigorously defending against the suit.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



10.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Gilbert Express, Inc. v. Timely North, Inc., Civil Action No. 98VS145119E, State Court of Fulton County, Georgia. Gilbert Express, Inc. seeks recovery of $15,750.00 in principal, plus interest for transportation services allegedly rendered, and has obtained a default judgment against Timely North, Inc. No further significant action has taken place since late 1998.

         Olsten Corporation v. Timely North, Inc., Case No. 98VS144672, State Court of Fulton County, Georgia. The Plaintiff is seeking recovery of $49,926.94, plus interest for services rendered, and has obtained a default judgment against Timely North, Inc., but no further significant action has taken place since late 1998.

         L.T.D. Logistics, Inc. and Arrow Lines Services, Inc. v. Timely Transportation, Inc., Timely North, Inc. and Professional Transportation Group, Ltd., Inc., Civil Action File No. 981-6827-99, Superior Court of Cobb County, Georgia. The Plaintiffs seek recovery of $71,328.30 for services allegedly rendered. The Company has filed an answer denying liability, and asserting that the liability, if any, is solely that of Timely North, Inc. In addition, Timely North, Inc. has asserted set-off's to the Plaintiff's claims.

         Michelin North America, Inc. v. Professional Transportation, Ltd., Inc., Case No. 2000A854-5, State Court of Cobb County, Georgia. Plaintiff filed suit in February 2000, seeking $56,373.19 allegedly past due on account for goods sold, plus interest. The time for the Company to file an answer has not yet run, and the Company is attempting to negotiate a settlement with Plaintiff.

         International Container Express, Inc. v. Truck-Net, Inc., Case No. 99L14111, Circuit Court of Cook County, Illinois. Plaintiff filed suit in December 1999, seeking recovery of $98,020.77 allegedly owed by the Company's subsidiary, Truck-Net, Inc. for services rendered. Truck-Net, Inc. has retained counsel in Illinois to defend the matter. The answer is not yet due. The amounts owed are disputed and the Company has several counterclaims which it intends to assert. Settlement discussions are ongoing.

         Pottstown Memorial Medical Center v. Timely Transportation, Inc., Case No. 99-05093, Court of Common Pleas, Montgomery County, Pennsylvania. Plaintiff seeks recovery of $7,995.84 for services rendered. The Company retained Pennsylvania counsel and filed an answer denying liability based on the fact that the services in issue were not rendered to the Company, but to an unrelated third party, and therefore, the Company has no liability to Plaintiff.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997


10.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Jefferson-Randolph Company v. Timely North, Inc., Timely Transportation, Inc. and Professional Transportation Group Ltd., Inc., Case No. 35084, Superior Court of Gordon County, Georgia. Plaintiff filed suit on January 12, 1999, seeking recovery of $14,507.96 for services rendered. The Company has filed answers denying liability on the part of Timely Transportation, Inc. and Professional Transportation Group Ltd., Inc., and disputing the amount claimed against Timely North, Inc. No further proceedings have occurred in this action since March 18, 1999.

         In late 1999, Allied Carriers (Allied) served as a factor to the Company. Allied asserts that because the Company discontinued its relationship without notice, Allied is entitled to certain damages in the approximate amount of $58,000. The Company disputes Allied's assertions and believes that no notice of termination was required. As of the date of this report, this claim has not been referred to outside counsel. In the event that Allied should choose to litigate its claim, the Company intends to defend against the claim vigorously.

         US Xpress asserts that the Company is indebted to it for providing transportation services to the Company in the approximate amount of $112,000. The Company firmly believes that not only is it not indebted to US Xpress, but that US Xpress and its affiliates are indebted to the Company in the approximate amount of $10,000. In the event that US Xpress should choose to litigate its claim, the Company intends to defend against the claim vigorously and to pursue recovery of amounts owned to the Company.

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

11.      BUSINESS SEGMENT INFORMATION

         DESCRIPTION OF THE TYPES OF SERVICES FROM WHICH EACH SEGMENT DERIVES ITS REVENUES

         The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and carpet industries throughout the continental United States. Through its Timely subsidiary, which was formed in 1991, the Company provides time-definite truckload transportation services for companies in the air freight and expedited delivery markets. Operating both common carrier and dedicated fleet services for its air freight customers, Timely moves freight across long and short distances with very precise schedules for pickups and delivery. The Company has transit times comparable to those of deferred air freight services. The information reported for Timely also includes the results of Timely North prior to the termination of its operations in April 1998. Through its Truck-Net subsidiary, which was acquired in 1991, the Company operates

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



11.      BUSINESS SEGMENT INFORMATION (CONTINUED)

         as a broker of truckload services to the air freight industry. Since many air cargo carriers and air freight forwarder do not own trucks, they rely upon third party carriers for ground transportation services. In addition, the Company had a third segment, PTG, Inc., which operated in the Atlanta, Georgia metropolitan area of which was terminated in November 1999. This service retrieved copiers, fax machines, and telephone equipment that are in need repair or coming off lease and returns such items to the manufacturer.

         MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

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

         The following table summarizes revenues, operating income, total assets, and expenditures for long-lived assets by business segment for fiscal years 1999, 1998 and 1997:

                                       TIMELY AND
                                      TIMELY NORTH       TRUCK-NET       PTG, INC.           TOTAL
                                      ------------       ---------       ---------           -----

         1999:
           Revenue                    $ 36,874,554       $6,656,770      $ 562,607       $ 44,093,931
           Segment income (loss)        (3,182,434)         582,196        (76,736)        (2,676,974)
           Depreciation                    967,532            1,612         28,539            997,683
           Segment assets                2,594,598        2,182,204       (238,082)         4,538,720

         1998:
           Revenue                      48,285,457        8,067,800        583,727         56,936,984
           Segment income (loss)        (2,603,047)         353,855       (121,402)        (2,370,594)
           Depreciation                    869,015            1,612         37,759            908,386
           Segment assets                8,777,598        2,336,421       (204,578)        10,909,441

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



11.      BUSINESS SEGMENT INFORMATION (CONTINUED)


                                       Timely and
                                      Timely North      Truck-Net      PTG, Inc.         Total
                                      ------------      ---------      ---------       ----------
         1997:
           Revenue                     34,270,824       8,959,413       902,476        44,132,713
           Segment income (loss)       (1,476,422)        407,491       (88,181)       (1,157,112)
           Depreciation                   345,228             945        37,481           383,654
           Segment assets              10,648,856       2,450,837       (62,171)       13,037,522


         The following table reconciles segment revenues to consolidated revenues for the years ended December 31, 1999, 1998 and 1997:

                                                         1999               1998               1997
                                                     ------------       ------------       ------------

         Total revenues for reportable segments      $ 44,093,931       $ 56,936,984       $ 44,132,713
         Intercompany eliminations                     (2,737,453)        (1,870,035)        (1,067,970)
                                                     ------------       ------------       ------------

         Total consolidated revenues                 $ 41,356,478       $ 55,066,949       $ 43,064,743
                                                     ============       ============       ============


         The following table reconciles segment profit to consolidated income for the years ended December 31, 1999, 1998 and 1997:

                                                           1999              1998              1997
                                                       -----------       -----------       -----------

         Total segment loss for reportable
           segments                                    $(2,676,974)      $(2,370,594)      $(1,157,112)
         Unallocated interest, net                        (162,952)         (350,823)          (55,711)
         Unallocated salaries, wages and benefits               --          (507,319)         (323,476)
         Provision for income taxes                             --                --          (246,000)
         Other unallocated amounts                         (54,711)         (269,675)           11,999
                                                       -----------       -----------       -----------

         Total consolidated loss                       $(2,894,637)      $(3,498,411)      $(1,770,300)
                                                       ===========       ===========       ===========

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



11.      BUSINESS SEGMENT INFORMATION (CONTINUED)

         The following table reconciles segment assets to consolidated total assets for the years ended December 31, 1999 and 1998:

                                                       1999             1998
                                                   -----------      -----------

         Total assets for reportable segments      $ 4,538,720      $10,909,441
         Cash and certificate of deposit               468,537        1,003,783
         Due from former shareholder                   402,503          577,197
         Note receivable                             3,313,831        2,831,248
         Intercompany eliminations                   8,480,018        3,971,951
         Other unallocated assets                      282,307          525,099
                                                   -----------      -----------

         Total consolidated assets                 $17,485,916      $19,818,719
                                                   ===========      ===========

12.      FOURTH QUARTER ADJUSTMENTS

         The Company recorded in the fourth quarter of 1999 the following adjustments resulting from a review and assessment of the Company's financial affairs following a change of ownership in December 1999:

         A)    Write-off of approximately $1,200,000 of accounts receivable.
         B) Sales and receivables of $2,100,000, upon review of management, were determined to have been inappropriately recorded during the first three quarters of 1999.
         C)    Write-off of various liabilities amounting to approximately
               $700,000.
         D)    Other items amounting to approximately $500,000.

13.      SALE OF RAPID TRANSIT COURIER

         During September 1999, Rapid Transit Courier ("Rapid"), a subsidiary of the Company which owns all of the assets of a on-call and scheduled courier business located in the Atlanta metro area, sold certain assets (see below) to Central Delivery Service of Washington, Inc. ("Purchaser").

         The sale includes the following assets of Rapid:

         1) Customer list containing the names of customers for which Rapid provided services.
         2) An assignment, to the extent assignable, of all on-call and scheduled courier customer contracts currently in effect.
         3) Billing and accounts receivable information for the customer list.
         4) All written route instructions related to Rapid's customers.
         5) Transfer of Rapid's phone numbers to Purchaser.

         The purchase price of the sale is three percent of the revenue collected from the customers on the Customer List for a period of two years from the Closing Date remitted to Rapid on a quarterly basis. The amount due the Company for the three months ended December 31, 1999 was not material.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



14.      CAPITAL STOCK

         REDUCTION IN CALL AND EXERCISE PRICE

         On April 14, 1999, the Company announced that the Board of Directors approved the reduction in the exercise price of its public warrants from $6.90 to $3.00. The call price of these warrants was also lowered from $10.50 to $5.00 per share. As a result of this declaration, the Company can call the public warrants for redemption when the closing price of its common stock has equaled or exceeded $5.00 per share for the ten consecutive days ending three days prior to the date of the redemption notice. At April 14, 1999, there were 1,437,500 warrants outstanding and trading on the Nasdaq Small Cap Market

         SERIES A PREFERRED STOCK ISSUANCE

         On October 8, 1999, the Company's board of directors adopted a resolution providing for an amendment to the Amended and Restated Articles of Incorporation of the Corporation by incorporating the Certificate of Designation of the Series A Preferred Stock. The number of authorized shares of Series A Preferred Stock shall be 3,000 shares, no par value. The Company is subject to penalties for late filings to the SEC to register the stock. Outlined below is a summary of the more significant rights associated with these shares:

         - Dividend rights - the shareholders shall be entitled to receive out of funds legally available, dividends at an annual rate of $40 per share, payable quarterly in arrears.

         - Voting rights - the holders of the Series A Preferred Stock shall be entitled to no voting rights.

         - Conversion rights - the holders of the Series A Preferred Stock shall be convertible at any time after the dates provided below until October 2001, into fully paid and nonassessable shares of Common Stock. One-third of the shares of Series A Preferred Stock shall be eligible for conversion on or after January 1, 2000, one-third on or after February 1, 2000 and the final one-third on or after March 1, 2000. All shares of Series A Preferred Stock will be immediately eligible for conversion in the event that the average closing sales price for the Company's common stock for any five consecutive trading days exceeds $2.00 per share. The shares of Series A Preferred Stock shall be convertible into the number of shares of Common Stock that results from dividing the Original Issue Price multiplied by the number of shares of Series A Preferred Stock being converted by the Conversion Price per share in effect at the time of conversion. The conversion price per share for the Series A Preferred Stock shall equal 77% of the lower of (i) $2.00 or (ii) the average closing sales price for the Corporation's common stock for the five trading days prior to the date of conversion.

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



         14.      CAPITAL STOCK (CONTINUED)

         - Dissolution rights - in the event of any liquidation, dissolution or winding up of the Corporation, after paying debts and distributions to holders of Priority Stock, but before any payment or distribution of the assets of the Company shall be made or set apart for the holders of any Junior Stock of the Company, the holder of each share of the Series A Preferred Stock shall be entitled to receive from the assets of the Company available for distribution, an amount in cash equal to their Original Issue Price per share plus all accrued and unpaid dividends. If assets remain in the Corporation, after such payments, these assets would be allocated on a pro rata basis to all existing shareholders as if the Series A Preferred Stock had converted each share of Series A Preferred Stock into the Common Stock at the applicable conversion price in effect at the time of the liquidation price to the aforementioned payment.

         STOCK REPURCHASE PROGRAM

         On March 29, 2000, the Board of Directors authorized the Company to purchase up to 600,000 shares of the Company's common stock over a period of one year either on the open market or in privately negotiated transactions.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Professional Transportation Group Ltd., Inc.


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in PROFESSIONAL TRANSPORTATION GROUP LTD., INC.'S 1999 annual report to stockholders and this Form 10-K, and have issued our report thereon dated April 11, 2000. Our report contains an explanatory paragraph which makes reference to uncertainties regarding the Company's ability to continue as a going concern. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Yohalem Gillman & Company LLP


New York, New York
April 11, 2000

                  PROFESSIONAL TRANSPORTATION GROUP LTD. , INC.
                        VALUATION AND QUALIFYING ACCOUNT
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                             ADDITIONS
                                             BALANCE AT      CHARGED TO                             BALANCE
                                             BEGINNING       COSTS AND                               AT END
                                             OF PERIOD        EXPENSES           DEDUCTIONS         OF YEAR
 ALLOWANCE FOR DOUBTFUL ACCOUNTS
               FOR THE YEAR ENDED:
               December 31, 1999               757,765         1,677,715        (1,800,715)(a)       634,765
               December 31, 1998               267,578           512,000           (21,813)(a)       757,765
               December 31, 1997                63,629           242,829           (38,880)(a)       267,578



 (a) Write-off of uncollectible accounts.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
3.1      Amended and Restated Articles of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1 of the Company's Registration
         Statement on Form SB-2, No. 333-24619 (the "Registration Statement")
         and the Company's Registration Statement on Form S-3 filed on November
         15, 1999, No. 333-90955 (the "1999 S-3"))

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement)

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 of the Registration Statement)

4.2      Specimen Redeemable Warrant Certificate (incorporated by reference to
         Exhibit 4.2 of the Registration Statement)

4.3 Form of Purchase Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the 1999 S-3)

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

10.12 Amended and Restated Commercial Loan Agreement, dated March 2,1998, by and between the Company, Timely Transportation, Inc., Truck-Net, Inc., PTG, Inc., Timely North, Inc. and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, date of report March 2, 1998 (the "March 8-K"))

10.13 Amended, Restated and Consolidated Commercial Revolving Note, dated March 2, 1998, by and between the Company, Timely North, Inc., and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.2 of the March 8-K)

10.14 Commercial Revolving Note, dated November 19, 1997, by and between the Company and SouthTrust Bank, N.A., in the original principal amount of $3.7 million (incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, date of report November 19, 1997 (the "November 8-K"))

10.15 Amended and Restated General Security Agreement, dated November 19, 1997, by and among the Company, Truck-Net, Inc., Timely Transportation, Inc., PTG, Inc., Timely North, Inc. and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.5 of the November 8-K)

10.16 Reaffirmation of Guaranty, dated March 2, 1998, by and among the Company, Truck-Net,, Inc., Timely Transportation, Inc., PTG, Inc., Dennis A. Bakal and SouthTrust Bank, N.A. (incorporated by reference to
         Exhibit 10.3 of the March 8-K)

10.17 Reaffirmation of Guaranty, dated March 2, 1998, by and among Truck-Net, Inc., Timely Transportation, Inc., PTG, Inc., Timely North, Inc., Dennis A. Bakal and SouthTrust Bank, N.A. (incorporated by reference to
         Exhibit 10.4 of the March 8-K)

10.18 Consulting and Non-Competition Agreement, dated March 27, 1998, between Timely North, Inc. and CSI/Crown, Inc. (incorporated by reference to
         Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, File No. 000-22571 (the "1997 10-K")+

10.19 First Amendment to the Professional Transportation Group Ltd., Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit A of the Company's proxy statement on Schedule 14A for its 1998 annual meeting of shareholders (the "1998 Proxy Statement"), File No. 000-22571)*

10.20 Professional Transportation Group Ltd., Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-8, File No. 333-57937)*

10.21 Professional Transportation Group Ltd., Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit B of the 1998 Proxy Statement)*

10.22 First Amendment to the Professional Transportation Group Ltd., Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22571)*

10.23    Debenture and Warrant Purchase Agreement (incorporated by reference to the Company's current report on Form 8-K, dated of report January 4,
         1999)

10.24 Loan Documents Modification Agreement, dated as of January 15, 2000, by and between the Company and SouthTrust Bank, N.A.

10.25    Securities Purchase Agreement, dated as of December 31, 1999, between
         Logistics Management, L.L.C., Dennis A. Bakal and the Company
         (incorporated by reference to the Company's current report on Form 8-K, date of report December 6, 1999)

10.26    Letter Agreement, dated as of December 31, 1999, by and between Thomson
         Kernaghan & Co. Ltd. and the Company (incorporated by reference to the Company's current report on Form 8-K, date of report December 31, 1999)

13.1     Portions of the Company's 1999 Annual Report to Shareholders

21.1     Subsidiaries of the Company

23.1     Consent of Yohalem, Gillman & Company

23.2     Consent of Arthur Andersen LLP

24.1     Power of Attorney (contained on the signature page of this filing)

27.1     Financial Data Schedule (for Commission purposes only)

---------------
+        Confidential treatment previously granted for portions of this exhibit.

- This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).