Form 10-K405/A
period 1999-12-31
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 2000-04-18
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

         Mr. Pixler has been a director of the Company since December 3, 1999. Mr. Pixler has served as the President, CEO and a director of U.S.Trucking, Inc. since September 8, 1998, when it completed the acquisition of U.S. Trucking-Nevada. He has served as President, Secretary and Treasurer of U.S. Trucking-Nevada since February 1997, and as a director since May 1998. He served as Vice President and a director of Mencor from March 1994 until July 1998 when he became President. He has served as President, CEO and director of Gulf Northern since March 1995. From January 1993 until March 1994, he served as President of Joseph Land Group (a transportation company with annual sales of approximately $130 million). From 1989 until 1993, he served as President of Apple Lines, Inc., a truckload refrigerated carrier with $16 million in revenues. From 1983 until 1989, he was employed by D.F.C. Transportation, the transportation division of Dean Foods, Inc., where his final position was Executive Vice President and General Manager responsible for the company's truckload division with annual sales of $80 million.

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

27.1     Financial Data Schedule (for Commission purposes only)**


---------------
+        Confidential treatment previously granted for portions of this exhibit.

* This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

**       Previously filed.

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


                                   Professional Transportation Group, Ltd., Inc.

Date:    April 17, 2000            By:  /s/ Dennis A. Bakal
                                      -----------------------------------------
                                        Dennis A. Bakal
                                        Chief Executive Officer and President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                           TITLE                                   DATE
----------                                           -----                                   ----
             *                                        Chairman and Director                  April 17, 2000
------------------------------------
    W. Anthony Huff

    /s/ Dennis A. Bakal                              President and Chief Executive           April 17, 2000
-------------------------------------                Officer, Director (principal
    Dennis A. Bakal                                  executive officer)


    /s/ Susan P. Dial                                Chief Financial Officer (principal      April 17, 2000
------------------------------------                 financial and accounting officer)
    Susan P. Dial

              *                                      Director                                April 17, 2000
------------------------------------
    Robert E. Altenbach

              *                                      Director                                April 17, 2000
------------------------------------
    Gregory G. Hardwick

              *                                      Director                                April 17, 2000
------------------------------------
    Danny L. Pixler


* By power-of-attorney granted
  by original filing of Form 10-K

    /s/ Dennis A. Bakal
------------------------------------
    Dennis A. Bakal


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

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEARS ENDED DECEMBER 31,

                                                                  1999             1998               1997
                                                              -----------       -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(2,894,637)      $(3,498,411)      $ (1,770,300)
                                                              -----------       -----------       ------------
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Pro forma compensation expense                                --                --            120,000
         Interest expense on convertible debentures                    --           141,103                 --
         Deferred income taxes                                         --                --            124,939
         Depreciation                                             997,683           908,386            383,654
         Provision for doubtful accounts                        1,677,715           512,000            242,839
         Changes in operating assets and liabilities:
            Trade accounts receivable, net                       (442,193)        2,764,889         (7,333,435)
            Due from affiliate                                         --            29,250           (229,722)
            Prepaid expenses and other current assets             310,043           117,035         (1,186,157)
            Accounts payable and accrued liabilities             (929,073)          (48,839)         3,627,538
                                                              -----------       -----------       ------------
                Total adjustments                               1,614,175        (4,423,824)        (4,250,344)
                                                              -----------       -----------       ------------

                Net cash provided by (used in) operating
                  activities                                   (1,280,462)          925,413         (6,020,644)
                                                              -----------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                           (365,848)       (2,863,459)        (3,689,631)
   Purchase of certificate of deposit                            (268,734)               --                 --
   Note receivable                                               (482,583)         (491,901)        (2,339,346)
   (Increase) decrease in other assets                            (71,954)          235,939           (201,654)
                                                              -----------       -----------       ------------

         Net cash provided by (used in) investing
            activities                                         (1,189,119)       (3,119,421)        (6,230,631)
                                                              -----------       -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments) proceeds from line of credit                 (200,980)         (162,000)         5,950,343
   Cash overdraft                                                 544,610                --                 --
   Repayments of long-term debt and capital lease
      obligations                                              (4,492,662)       (1,399,825)          (500,701)
   Proceeds from long-term debt                                 4,350,000         2,828,764          2,914,383
   Issuance of convertible debentures and warrants                     --           505,000                 --
   Due (from) to related parties                                  174,694                --           (625,666)
   Proceeds from sale of common stock and common
      stock purchase warrants                                     964,939             3,120          5,687,194
   Issuance of convertible preferred stock                        325,000                --                 --
                                                              -----------       -----------       ------------

              Net cash provided by financing activities         1,665,601         1,775,059         13,425,553
                                                              -----------       -----------       ------------

NET (DECREASE) INCREASE IN CASH                                  (803,980)         (418,949)         1,174,278

Cash, beginning of year                                         1,003,783         1,422,732            248,454
                                                              -----------       -----------       ------------

CASH, END OF YEAR                                             $   199,803       $ 1,003,783       $  1,422,732
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

         In January 1997, the Company signed a noncancelable sublease agreement with Professional Sales Group, Ltd. ("PSG") (a company partly owned by the former majority shareholder) which expires in April 2005. Prior to 1997, this arrangement was not formalized. Rent expense paid by the Company under this arrangement was approximately $180,000 in 1999, $180,000 in 1998 and $120,000 in 1997.

         The former majority shareholder has both borrowed and advanced amounts to the Company, both personally and through affiliated companies, on an informal basis. The Company had a net receivable from the former majority shareholder of the Company of $231,799 and receivables due from other current shareholders of $188,704 at December 31, 1999 and $577,197 at December 31, 1998 resulting from such transactions.

         The Company had a total receivable of $365,635 at both December 31, 1999 and 1998 due from affiliates on the accompanying balance sheets. This receivable has been guaranteed by the Company's former majority shareholder.

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

                                                                                                              Number of
                                                                                     Per                       Options
 Number of                                                                          Share                      Vested at
 Options                                                                          Exercise     Expiration    December 31,
 Granted        Grant Date                       Vesting                            Price         Date           1999
----------    --------------         -----------------------------------------    --------     -----------   ------------
                                    100% in 2001, subject to acceleration upon
  750,000     February 1996         the achievement of certain financial goals       $0.50         2001         600,000

                                    100% on August 18, 1997 (60 days after
  250,000     February 1996         consummation of the Offering                      0.15         2001         250,000

                                    50% on August 18, 1997 (60 days after
                                    consummation of the Offering); 50% on August
                                    18, 1998 (60 days after the one-year
   50,000     February 1996         anniversary of the Offering                       4.00         2001          50,000

  250,000     April 1997            20% in 2000 and 80% in 2001                       6.00         2007               0

   46,177     July 1997             100% on January 3, 1998                           2.69         2002          46,117

   50,000     November 1997         100% on November 13, 1998                         3.69         2002          50,000

    4,000     March 1998            100% on September 13, 1998                        2.58         2008           4,000

  195,000     February 1999         100% on February 11, 1999                         2.97         2009         195,000

    8,000     May 1999              100% on May 21, 1999                              1.50         2004           8,000

  285,630     June 1999             25% a year beginning June 3, 1999                 1.44         2004          68,125

   50,000     June 1999             100% on June 3, 1999                              1.44         2004          50,000

   75,000     September 1999        100% on September 24, 1999                        1.25         2004          75,000

    2,000     December 1999         100% on June 30, 2000                              .75         2004              --

   60,000     December 1999         100% on December 3, 1999                           .75         2004          60,000

   50,000     December 1999         100% on December 31, 1999                         1.00         2004          50,000

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

         Had compensation cost been determined under SFAS No. 123 utilizing the assumptions detailed above, the effect on the Company's net income and net income per common share would have been as follows:

                                                 1999             1998              1997
                                               -------------    -------------     ------------

          Net loss as reported                 $ (2,894,637)     $(3,498,411)      $(1,770,300)
          Net loss including compensation        (3,744,637)      (3,798,934)       (1,986,342)
          Net EPS as reported                         (0.67)           (0.90)            (0.54)
          Net EPS including compensation              (0.87)           (0.98)            (0.61)

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
                                                       ===========       ===========       ===========

PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997



11.      BUSINESS SEGMENT INFORMATION (CONTINUED)

         The following table reconciles segment assets to consolidated total assets for the years ended December 31, 1999 and 1998:

                                                       1999             1998
                                                   -----------      -----------

         Total assets for reportable segments      $ 4,538,720      $10,909,441
         Cash and certificate of deposit               468,537        1,003,783
         Due from related parties                      402,503          577,197
         Note receivable                             3,313,831        2,831,248
         Intercompany eliminations                   8,480,018        3,971,951
         Other unallocated assets                      282,307          525,099
                                                   -----------      -----------

         Total consolidated assets                 $17,485,916      $19,818,719
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

27.1     Financial Data Schedule (for Commission purposes only)**

---------------
+        Confidential treatment previously granted for portions of this exhibit.

- This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

**       Previously filed.