Form 10-Q
period 2000-03-31
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 2000-05-15
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

         Check whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.
Yes   [X]           No___

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

         Common Stock, no par value per share, _______shares issued and outstanding as of May 12, 2000.

         Redeemable Common Stock Purchase Warrants, 1,437,500 issued and outstanding as of May 12, 1999.

Transitional Small Business Disclosure Format (check one):    YES ____ NO [X]

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                      INDEX


                                                                                                                Page
PART I            FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999..........................3

                  Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999...................................................................4

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2000 and 1999 ........................................................................5

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


PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings..............................................................................12

ITEM 6.           Exhibits and Reports on Form 8-K...............................................................14

                  Signatures.....................................................................................15

 I - FINANCIAL INFORMATION

         Item 1.  Financial Statements -

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                                                                                      March 31,           December 31,
                                                                                         2000                 1999
                                                                                     ------------          ------------
                                                                                      (Unaudited)
                                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $    199,803          $    199,803
Certificate of deposit                                                                    268,734               268,734
Trade accounts receivable, net of allowance for doubtful accounts of
$697,765 at March 31, 2000 and $634,765 at December 31, 1999                           10,260,888             5,398,210
Due from affiliate                                                                        429,365               429,365
Due from shareholder                                                                    2,298,262               402,503
Prepaid expenses                                                                          765,848               401,169
Other current assets                                                                      578,779               534,275
                                                                                     ------------          ------------
         Total current assets                                                          14,801,679             7,634,059

PROPERTY AND EQUIPMENT, net                                                             6,075,384             6,308,225
NONCURRENT NOTES AND RECEIVABLES                                                        3,313,831             3,313,831
OTHER ASSETS                                                                              301,114               229,801
GOODWILL                                                                                  617,188                    --
                                                                                     ------------          ------------

         Total assets                                                                $ 25,109,196          $ 17,485,916
                                                                                     ============          ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft                                                                       $  1,027,732          $    544,610
Accounts payable                                                                        4,773,428             2,674,258
Accrued liabilities                                                                     2,364,570             2,697,036
Line of credit                                                                          6,906,242             6,465,742
Current maturities of long-term debt and capital lease obligations                      1,434,723             1,444,167
                                                                                     ------------          ------------
         Total current liabilities                                                     16,506,695            13,825,813
                                                                                     ------------          ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current maturities                 4,614,310             3,840,833
                                                                                     ------------          ------------
                                                                                          337,209               237,209
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                          ------------          ------------


SHAREHOLDERS' EQUITY:
Series A Convertible  Preferred stock 3,000 shares  authorized,  217 and 325 shares  issued and  outstanding  on March 31, 2000 and  December 31, 1999,
respectively                                                                              217,000               325,000
Common stock; no par value, 20,000,000 shares authorized, 6,847,356 and
5,163,422 issued and outstanding at March 31, 2000 and December 31, 1999,
respectively                                                                                   --                    --
Warrants                                                                                  353,867               353,867
Additional paid-in capital                                                             10,579,880             7,004,655
Accumulated earnings (deficit)                                                         (7,499,766)           (8,101,461)
                                                                                     ------------          ------------
         Total shareholders' equity (deficit)                                           3,650,981              (417,939)
                                                                                     ------------          ------------
         Total liabilities and shareholders' equity                                  $ 25,109,195          $ 17,485,916
                                                                                     ============          ============

  The accompanying notes are an integral part of these consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999


                                                              Three Months Ended
                                                                  March 31,
                                                       ---------------------------------
                                                         2000                    1999
                                                                (unaudited)
Operating revenues                                    $  9,060,383          $  9,798,380
Agency revenues                                          5,057,599                    --
TOTAL REVENUES                                          14,117,982             9,798,380

OPERATING EXPENSES:
Salaries, wages and benefits                             4,471,608             4,469,831
Purchased transportation                                 3,648,523               959,712
Operating supplies and expenses                          2,086,798             2,161,512
Fuel and fuel taxes                                      1,591,750             1,111,580
Communications and utilities                               160,271               220,014
Depreciation and amortization                              265,654               246,200
Operating taxes and licenses                                73,473               146,984
Bad debt expense                                            63,000                 3,000
Other operating expenses                                   854,784               496,832
                                                      ------------          ------------
         Total operating expenses                       13,215,861             9,815,665

INCOME (LOSS) FROM OPERATIONS                              902,121               (17,285)

OTHER INCOME (EXPENSE):
  Interest expense                                        (306,338)             (272,437)
  Other income, net                                          5,912                72,045
                                                      ------------          ------------
 INCOME (LOSS) BEFORE
  INCOME TAXES                                             601,695              (217,676)

PROVISION FOR INCOME TAXES                                      --                    --
                                                      ------------          ------------
NET INCOME (LOSS)                                     $    601,695          $   (217,676)
                                                      ============          ============
NET LOSS PER COMMON SHARE - basic                     $       0.10          $      (0.06)
                                                      ============          ============
NET LOSS PER COMMON SHARE - diluted                   $       0.08          $      (0.06)
                                                      ============          ============
Weighted average common and common
equivalent shares outstanding - basic                    6,275,520             3,892,604
                                                      ============          ============
Weighted average common and common equivalent
shares outstanding - diluted                             7,547,005             3,892,604
                                                      ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999


NOT UPDATED

                                                                              Three Months
                                                                            Ended March 31,
                                                                    --------------------------------
                                                                       2000                 1999
                                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $   601,695          $  (217,676)
                                                                    -----------          -----------
Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
    Depreciation and amortization                                       295,653              246,200
    Provision for doubtful accounts                                      63,000                3,000
    Changes in operating assets and liabilities:
       Trade accounts receivable, net                                (4,925,678)          (1,085,872)
       Due from affiliate                                                    --                   --
       Other current assets                                            (409,183)            (464,298)
       Accounts payable and accrued liabilities                       1,566,705            1,000,523
                                                                    -----------          -----------
         Total adjustments                                           (3,439,523)            (300,447)
                                                                    -----------          -----------
         Net cash used in operating activities                       (2,837,828)            (518,123)
                                                                    -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                      25,000                   --
Note receivable                                                              --              (59,177)
Goodwill                                                               (625,000)                  --
Increase (decrease) in other liabilities                                100,000                   --
Increase in other assets                                                (71,313)              (4,183)
                                                                    -----------          -----------
          Net cash used in investing activities
                                                                       (621,313)             (54,994)
                                                                    -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayment of) line of credit                        (440,500)            (200,000)
Cash overdraft                                                          483,122                   --
Repayments of long-term debt and capital lease obligations             (385,967)            (367,215)
Issuance of 10% convertible debentures                                1,150,000                   --
Net proceeds from sale of common stock and common stock
    purchase warrants                                                 3,467,225              298,920
Due to (from) Shareholder                                             1,895,759                   --
    Net cash provided by (used in) financing activities               3,259,121             (268,295)
                                                                    -----------          -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    --             (841,412)
CASH AND CASH EQUIVALENTS, beginning of period                          199,803            1,003,783
                                                                    -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                            $   199,803          $   162,371
                                                                    ===========          ===========


        The accompanying notes are an integral part of these consolidated financial statements.

         PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 and 1999


1.       ORGANIZATION AND OPERATION

         Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") serves as a holding company for its operating subsidiaries, Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net"), Timely North, Inc. ("Timely-North"), and PTG, Inc. (collectively, the "Subsidiaries") (PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company"). The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight industry throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight and expedited delivery markets. Truck-Net provides brokerage services to companies, mainly in the air freight industry, that are in need of third-party transportation. Timely North provided time-definite truckload transportation services for companies in the floorcovering industry (1998 and 1997). PTG, Inc. operated a courier service in the Atlanta, Georgia, metropolitan region (d.b.a. Rapid Transit) and currently provides third-party logistics services in recovering copiers, fax machines, and telephone equipment that are in need of repair or recovery under expired leases. The Company terminated the operations of both Timely North and Rapid Transit in April 1998 and September 1999, respectively.

         In the second quarter of 1999 Timely initiated its agency program which is a cooperative for smaller, time-definite, expedited truckload carriers and brokers that operate under the Company's authority as an agent. The agents are provided access to the Company's application software and global positioning technologies and receive economies of scale through the Company's purchasing power and billing and collection services. The Company's commitment to this program has enabled it to grow from four agents in 1999 with revenues of $2.2 million to 13 agents with revenues of $5.1 million for the first quarter of 2000.

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

         In July 1997, the Company completed an initial public offering (the "Offering") of its common stock and redeemable common stock purchase warrants.

FINANCIAL CONDITION

         The Company had a working capital deficit of $1.7 million at March 31, 2000, which includes a liability of $6.9 million under the Company's line of credit agreement. This agreement is currently due to expire on May 31, 2000. While the Company continues to work with its bank to extend and/or modify its credit facility, the Company has ongoing discussions with others in order to determine a satisfactory path with respect to the Company's liquidity issues. The Company believes that any new credit arrangements, if entered into, in addition to recent debt and equity transactions, the continued growth of the agency program and funds which the Company expects to receive from the exercise of its publicly traded warrants resulting from the May 8, 2000 formal call of these warrants, will be sufficient to satisfy its contemplated cash requirements over the next 12 months. There can be no assurance that the Company will be successful in obtaining an extension of its credit agreement or in arranging alternative financing under commercially reasonable terms or at all. As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INCOME TAXES

         Net operating loss carryforwards will be utilized to fully offset income generated in the first quarter of 2000. Therefore, no income tax provision was recorded.

3.       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and the consolidated results of the Company's operations and its cash flows for the three month periods ended March 31, 2000 and 1999. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles consistently applied have been condensed or omitted. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

4.       BUSINESS SEGMENT INFORMATION

         The following table summarizes revenues and operating income by business segment for the quarters ended March 31, 2000 and 1999:


                                                       TIMELY         TRUCK-NET     PTG, INC.        TOTAL
--------------------------------------------------------------------------------------------------------------
2000:
Revenues from external customers                     13,989,252         60,173        68,557       14,117,982
Intersegment revenues                                    53,241          1,700             0           54,941
Operating profit                                      1,229,632        (78,777)        2,267        1,152,122

1999:
Revenues from external customers                      7,745,266      1,807,264       245,850        9,798,380
Intersegment revenues                                   674,735         42,937             0          717,672
Operating profit (loss)                                (105,975)        38,098        89,442           21,565

         The following table reconciles segment profit to consolidated income for the quarters ended March 31, 2000 and 1999:

                                                          2000                1999
                                                       ----------          --------
Total operating profit for reportable segments          1,152,122            21,565
Interest expense                                         (306,338)         (272,436)
Salaries, wages and benefits                                    0                 0
Other unallocated amounts                                (244,089)           33,195
                                                       ----------          --------
Total consolidated income (loss)                          601,695          (217,676)
                                                       ----------          --------


5. ACQUISITIONS

On January 3, 2000 Timely purchased selected assets of ATECH Commercial Corporation, a Florida-based transportation and brokerage company. The following table presents selected pro forma financial data for the three months ended March 31, 1999 as if the acquisition had occurred on January 1, 1999:


                                          THREE MONTHS ENDED
                                            MARCH 31, 1999
                               ------------------------------------------
                                Reported         ATECH         Combined
                               ----------      ----------     -----------
Revenues                       $9,798,380      $1,036,725     $10,835,105
Operating loss                    (17,285)         (6,815)        (24,100)
Net loss                       $ (217,676)     $  (11,902)    $  (229,578)
Basic and diluted net loss
  per common share             $    (0.06)                    $     (0.06)
Weighted average shares
  outstanding                   3,892,604                       3,862,604


Supplemental Schedule of Non-cash Investing and Financing Activities

The Company purchased selected assets of ATECH Commercial Corporation for $650,000. In conjunction with the acquisition, the Company paid cash and incurred liabilities for further payments as follows:


Fair value of assets acquired                         $650,000
Purchase price at closing                              350,000
                                                      --------
Liability for future payment of purchase price        $300,000

6. RESTATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The Company had significant changes in its operations during 1999, including but not limited to the transfer of its operations from Calhoun, Georgia to the Company's current operating facilities in Marietta, Georgia. As a result of the move, the Company lost substantially all of its accounting staff. Moreover, the move also resulted in substantial changes in the Company's data processing systems and operations. The Company has discovered that these changes caused certain errors to occur in recording certain revenues in the first three fiscal quarters of 1999 that were previously undetected until the completion of the Company's financial audit by its independent certified public accountants for its 1999 fiscal year. As a result, the Company has restated its unaudited results of operations and affected balance sheet items for the first three fiscal quarters of 1999. These items related only to the Company's 1999 unaudited quarterly operating results and affected balance sheet items, and had no impact on previously reported cash flows. These errors resulted in an overstatement of previously reported net sales of $2.1 million during the first three quarters of 1999. As a result, the Company is restating its results of operations for the first three fiscal quarters of 1999. The above items related only to the Company's 1999 unaudited quarterly operating results and had no impact on previously reported cash flows. The Company's unaudited quarterly results of operations as previously reported and as restated are as follows:

Income Statement:
-----------------

                                             March 31, 1999                   June 30, 1999                September 30, 1999
                                    ------------------------------   -----------------------------   -----------------------------
                                     As previously                   As previously                   As previously
                                       reported        As restated     reported        As restated     reported        As restated
                                     -------------     -----------   -------------     -----------   -------------     -----------
Operating revenues...............      $10,102,224     $ 9,798,380     $11,604,670     $10,774,226     $11,491,398     $10,504,615
Operating expenses...............        9,815,665       9,815,665      11,344,595      11,344,595      11,096,938      11,096,938
Operating income (loss)..........          286,559         (17,285)        260,075        (570,367)        394,460        (592,323)
Other income (expense) net.......         (200,391)       (200,391)       (137,583)       (137,583)       (200,023)       (200,023)
Net income (loss)................      $    86,168     $  (217,676)     $  122,492      $ (707,950)    $   194,437     $  (792,346)
Net income (loss) per share:

  Basic..........................      $      0.02     $     (0.06)     $      0.03     $    (0.17)    $      0.04      $    (0.18)
  Diluted........................      $      0.02     $     (0.06)     $      0.02     $    (0.17)    $      0.04      $    (0.18)


Balance Sheet:
--------------

Accounts receivable...............     $ 8,020,448      $ 7,716,604     $ 9,734,958     $ 8,904,516    $10,206,201      $ 9,219,418
Accumulated deficit...............      (5,120,656)      (5,424,500)     (4,998,164)     (5,828,606)    (4,803,727)      (5,790,510)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following analysis of the Company's financial condition as of March 31, 2000 and the Company's results of operations for the three month periods ended March 31, 2000 and 1999 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations (including, but not limited to, its ability to extend its credit facility or enter into new arrangements to replace such facility); (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, Year 2000 risks and concerns, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the "Risk Factors" section of the Company's Registration Statement on Form S-3 (Registration Number 333-70985), as declared effective by the Securities and Exchange Commission on February 5, 1999. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements and the notes thereto.

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

         On December 3, 1999, the Company's majority shareholder, Chief Executive Officer, President and director, Dennis A. Bakal, entered into an agreement with Logistics Management, L.L.C., a Kentucky limited liability company ("Logistics"), under which Mr. Bakal sold to Logistics all 2.5 million shares of common stock owned by him. At the time, the purchase comprised approximately 56% of the outstanding voting shares of the Company. The purchase price for the shares was $3 million. Logistics is a controlling shareholder in U.S. Trucking, Inc. (OTC: USTK).

         Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for FedEx and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the three months ended March 31, 2000 and 1999, FedEx accounted for approximately 26% and 51%, respectively, of the Company's consolidated revenues. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement. The term of the Company's agreement with Fedex was recently extended to May 31, 2001.

         In developing its niche in the industry, Timely has concentrated, since January 1994, on the contract carriage of truckload freight for the air freight and expedited delivery markets. By concentrating in these markets, the Company has eliminated the need for terminals and has been able to focus its efforts on acquiring equipment and recruiting drivers and other personnel. In the second quarter of 1999 Timely initiated its agency program which is a cooperative for smaller, time-definite, expedited truckload carriers and brokers that operate under the Company's authority as agent. The agents are provided access to the Company's application software and global positioning technologies and receive economies of scale through the Company's purchasing power and billing and collection services.

         Truck-Net, a licensed freight broker, performs truckload brokerage services in the same air freight and expedited delivery markets served by Timely. As a broker, Truck-Net matches a shipper with a specific routing and/or equipment need with a carrier able to satisfy the shipper's particular requirements. All carriers used by Truck-Net are required to be properly certificated and to have a current certificate of insurance. In September 1999 Truck-Net's largest customer, Panalpina, the U.S. subsidiary of a major European air freight forwarder, began servicing its needs in-house. As a result, Truck-Net recorded significantly reduced revenues during the first quarter of 2000 and has since ceased operations.

RESULTS OF OPERATIONS

         The Company had significant changes in its operations during 1999, including, but not limited to, the transfer of its operations from Calhoun, Georgia to the Company's current operating facilities in Marietta, Georgia. As a result of the move, the Company lost substantially all of its accounting staff. Moreover, the move also resulted in substantial changes in the Company's data processing systems and operations. The Company has discovered that these changes caused certain errors to occur in recording certain revenues in the first three fiscal quarters of 1999 that were previously undetected until the completion of the Company's financial audit for its 1999 fiscal year. As a result, the Company has restated its unaudited results of operations and affected balance sheet items for the first three fiscal quarters of 1999. These items related only to the Company's 1999 unaudited quarterly operating results and affected balance sheet items, and had no impact on previously reported cash flows. See Footnote 6 to the Financial Statements.

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

         The Company's operating revenues increased approximately $4.3 million, or 44%, to approximately $14.1 million for the three months ended March 31, 2000, from approximately $9.8 million for the three months ended March 31, 1999. Timely's revenues increased by 81% to $14.0 million in the first three months of 2000 from $7.7 million for the same period in 1999. The increase is primarily due to the inclusion in the first quarter of 2000 of approximately $5.1 million of revenues from the Company's agency program and approximately $1.2 million from the January 2000 acquisition of the assets of ATECH Commercial Corporation. Truck-Net recorded revenues of approximately $60,000 in the first quarter of 2000 compared to $1.8 million for the same period in 1999.

         The Company's operating expenses increased approximately $3.4 million, or 35%, to approximately $13.2 million in the three months ended March 31, 2000 from approximately $9.8 million in the three months ended March 31, 1999. Timely's operating expenses increased approximately 63% to $12.8 million from $7.9 million. This increase was primarily the result of direct costs related to the increased revenues discussed above and the increase in average fuel prices to $1.32 per gallon in the first quarter of 2000 from $0.88 per gallon in the same period of 1999. The Company remits a negotiated percentage of agency revenue or gross profit back to the agents, net of fuel, insurance and equipment charges. Additionally, the Company receives price breaks on increased fuel purchases and is able to provide administrative functions for the agents with minimal increase in overhead, thereby reducing costs. Truck-Net recorded operating expenses of approximately $139,000 in the first quarter of 2000 compared to $1.8 million for the same period in 1999.

         Net operating loss carryforwards will be utilized to fully offset income generated in the first quarter of 2000. Therefore, no provision for income taxes has been recorded.

         The Company's net income was approximately $602,000 for the three months ended March 31, 2000 compared to a loss of $ in the similar period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had negative working capital of approximately $1.7 million at March 31, 2000 compared to negative working capital of $6.1 million at December 31, 1999. This improvement in working capital is primarily due to the increase in accounts receivable to $10.3 million at March 31, 2000 compared to $5.4 million at December 31, 1999. This increase in accounts receivable is attributable to increased revenues from the agency program and the acquisition discussed above.

         During the first quarter of 2000, the Company issued $1.2 million of its 10% convertible debenture due on January 31, 2003 and increased shareholders' equity an additional $3.4 million primarily through option and warrant exercises and the sale of the Company's common stock in private transactions.

         The Company has available a combined $9.0 million line of credit with a lending institution to provide for the Company's working capital and letter of credit requirements. The loan is guaranteed by the Company's principal shareholders and its Chief Executive Officer and bears interest at a rate equal to 0.75% above the bank's base rate (as defined in the agreement). At March 31, 2000, the Company had $6.9 million outstanding under the line of credit. This facility, is scheduled to mature on May 31, 2000. The Company is currently negotiating a further extension and other modified terms with the bank regarding the facility. In May 2000, the bank increased the Company's credit facility to $9.5 million. However, there can be no assurance that the Company will be able to further extend or enter into new arrangements with the bank or another lending institution on terms favorable to the Company, if at all. Pursuant to the loan agreement with the bank, the Company must satisfy certain financial and other covenants. As of March 31, 2000, the Company was in default under several non-monetary covenants. The Company has received from the bank waivers of compliance with these covenants.

         While the Company continues to work with its bank to extend and/or modify its credit facility, the Company has ongoing discussions with others in order to determine a satisfactory path with respect to the Company's liquidity issues. The Company believes that any new credit arrangements, if entered into, along with the additional debt and equity transactions discussed above, the continued growth of the agency program and funds which the Company expects to receive from the exercise of its publicly-traded warrants resulting from the May 8, 2000 formal call of these warrants, will be sufficient to satisfy its contemplated cash requirements over the next 12 months. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all. If the Company is unable to replace its existing line of credit prior to any extended maturity date, the Company's business, financial condition and results of operations would be materially adversely affected. As a result of this uncertainty, the Company's independent certified public accountants added an explanatory paragraph to their report on the Company's financial statements for the year ended December 31, 1999 which makes references to the uncertainties regarding the Company's ability to continue as a going concern. Certain of the statements in this paragraph are "forward-looking" statements which are subject to the risks and uncertainties discussed above.

INFLATION

         Inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its rates to offset its increased expenses. No assurances can be given, however, that the Company will be able to adequately increase its prices in response to inflation. With the rise in fuel prices during 1999, the Company instituted a fuel surcharge to its customers in September 1999. If the Company is unable to pass the fuel surcharge to its customers, increases in fuel prices would have a direct effect on the Company's operating results.

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

         An involuntary bankruptcy petition was filed on or about August 7, 1998 by CTI Properties, Inc., a wholly-owned subsidiary of Continental American, in the case styled In re: CTI Properties, Inc., Case No. R98-42886-HR, U.S. Bankruptcy Court for the Northern District of Georgia (Rome Division). The same Trustee has been appointed for both Continental American and CTI Properties. The Trustee has filed an adversary proceeding against the Company asserting that the Company's first priority security deed may be avoided as a fraudulent conveyance, claiming that CTI Properties did not receive the benefit of the loans. The Company has answered the Trustee's complaint and intend to contest the case vigorously. Discovery in this case has been conducted within the Carpet Transport bankruptcy. See below.

         On or about June 17, 1998, a lawsuit was filed against Timely North and the Company in the case styled CIT Finance Group, Inc. v. Timely North, Inc. and Professional Transportation Group Ltd., Inc., Case No. 98-CV2280-2, Superior Court of Clayton County, Georgia. This action was filed by a lessor of rolling stock to CTI. The complaint alleges generally that Timely North and the Company are indebted to CIT in an amount to be determined at trial, but that CIT alleges to be approximately $350,000, an amount disputed by the Company. While neither Timely North nor the Company has had any contractual relationship with CIT, CIT asserts in its complaint that the use of its rolling stock entitles CIT to receive from Timely North and the Company the fair rental value of the rolling stock during the period of time that Timely North used the rolling stock. Timely North and the Company have timely filed answers to CIT's complaint, and intend to contest the case vigorously. Discovery in the case is proceeding. A pretrial conference has been set for June 14, 2000.

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

         On or about July 30, 1998, an action was brought against Timely and other defendants in the case styled The CIT Group/Equipment Financing, Inc. v. Timely Transportation, Inc., et al., Case No. 98-14395, Court of Common Pleas of Montgomery County, Pennsylvania. The plaintiff as a secured creditor of various defendants other than Timely alleges that those defendants defaulted in their installment payments to the plaintiff, that the plaintiff sold the collateral in a foreclosure sale, that the plaintiff has been damaged in the amount of approximately $151,000, and that Timely is a " successor" to the other defendants and therefore owes to ClT Group its damages. On May 8, 2000, the parties reached a settlement in this case in which the Company agreed to pay a nominal amount of money to the plaintiff, and Timely has been released from any liability in connection with this litigation.

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

         Scott Logistics Corporation v. Timely North, Inc. and Timely Transportation, Inc., Civil Action File No. 34324, Superior Court of Gordon County, Georgia. The plaintiff filed suit in response to Timely North's efforts to collect $9,709.23 due on account from the plaintiff. The plaintiff filed suit against both Timely North and Timely seeking claims for $8,342.34 for alleged damages to freight and approximately $60,000 based on allegations of tortious interference with plaintiff's relationships with one or more of its customers. Timely and Timely North have filed an answer to the suit and are vigorously defending against plaintiff's claims. In addition, Timely North has filed a counterclaim in the amount of $9,709.23 for sums due on account from the plaintiff. Timely and Timely North plan to file a motion for summary judgement in the near future.

         T.M.B. Inc. v. Timely Transportation Inc. and Timely North, Inc., Case No. 98-CV-1931, U.S. District Court for the Northern District of Georgia, Atlanta Division. The plaintiff seeks to recover $103,157.46 for truck parts. Timely North did not content liability, and default judgement was entered in 1998 against Timely North for the full amount sought by the plaintiff. Timely has filed an answer denying liability, and is vigorously defending against plaintiff's claims. Cross motions for summary judgement are pending in the case.

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

         USF&G v. Timely Transportation, et al, Civil Action No. 98A5879-4, State Court of Cobb County, Georgia. USF&G is seeking recovery in the amount of $52,229.66 for alleged workers' compensation insurance audit premiums, dating back to 1994. Timely has filed an answer denying responsibility for such premiums and intends to vigorously defend this matter. The case is awaiting trial.

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

         Michelin North America, Inc. v. Professional Transportation Group Ltd., Inc., Case No. 2000A854-5, State Court of Cobb County, Georgia. Plaintiff filed suit in February 2000, seeking $56,373.19 allegedly past due on account for goods sold, plus interest. The Company has negotiated a settlement of this case, which calls for the Company to pay the principal alleged to be due over a six-month period.

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


Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, amended, No. 333-24619 (the "Registration Statement") and the Company's Registration Statement on Form S-3 filed on November 15, 1999, No. 333-90955.

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement).

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 of the Registration Statement).

4.2      Specimen Redeemable Warrant Certificate (incorporated by reference to
         Exhibit 4.2 of the Registration Statement).

27.1     Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K.

         The Company filed two current reports on Form 8-K during the first quarter of 2000:

         (1) Current Report filed on January 25, 2000 with respect to the sale of the Company's 10% convertible debentures due on January 31, 2003.

         (2) Current Report filed on March 3, 2000 with respect to the change in independent auditors for the Company's 1999 audit.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROFESSIONAL TRANSPORTATION GROUP LTD., INC.



Date: May 15, 2000                  By:  /s/ Dennis A. Bakal
      --------------------               ---------------------------------------
                                         Dennis A. Bakal
                                         President, Chief Executive Officer
                                         (principal executive officer)


Date: May 15, 2000                  By:  /s/ Susan P. Dial
      --------------------               ---------------------------------------
                                         Susan P. Dial
                                         Chief Financial Officer
                                         (principal financial and accounting
                                         officer)