Form 10-Q
period 2000-06-30
PROFESSIONAL TRANSPORTATION GROUP LTD INC
filed 2000-08-18
CIK 1035120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                          Commission File No. 000-22571
                                              ---------

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                                 58-1915632
                -------                               --------------
        (State of Incorporation)           (I.R.S. Employer Identification No.)

           1950 Spectrum Circle, Suite B-100, Marietta, Georgia 30067
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (678) 264-0400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, no par value per share, 10,064,064 shares issued and outstanding as of August 17, 2000.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                  PROFESSIONAL TRANSPORTATION GROUP LTD., INC.

                                      INDEX


                                                                                                           Page

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...........................   3

          Consolidated Statements of Operations for the three months and six months
          ended June 30, 2000 and 1999....................................................................   4

          Consolidated Statements of Cash Flows for the six months ended
          June 30, 2000 and June 30, 1999 ................................................................   5

          Notes to the Consolidated Financial Statements..................................................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........   8

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings..............................................................................   13

ITEM 4.   Submission of Matters to a Vote of Security Holders............................................   16

ITEM 6.   Exhibits and Reports on Form 8-K...............................................................   17

          Signatures.....................................................................................   18

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements -

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

                                                                                            June 30,            December 31,
                                                                                              2000                  1999
                                                                                          ------------          ------------
                                                                                           (Unaudited)
                                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                 $  1,104,365          $    199,803
Certificate of deposit                                                                         268,734               268,734
Trade accounts receivable, net of allowance for doubtful accounts of
$810,765 at June 30, 2000 and $757,765 at December 31, 1999                                 20,495,751             5,398,210
Due from affiliate                                                                           2,628,347               429,365
Due from shareholder                                                                           626,796               402,503
Prepaid expenses                                                                             1,241,748               401,169
Other current assets                                                                           743,579               534,275
                                                                                          ------------          ------------
         Total current assets                                                               27,109,320             7,634,059
                                                                                          ------------          ------------

PROPERTY AND EQUIPMENT, net                                                                  6,012,930             6,308,225
NONCURRENT NOTES AND RECEIVABLES                                                             8,001,613             3,313,831
OTHER ASSETS                                                                                 1,261,843               229,801
GOODWILL                                                                                     7,735,101                    --
                                                                                          ------------          ------------

         Total assets                                                                      $50,120,807          $ 17,485,916
                                                                                          ============          ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft                                                                            $         --          $    544,610
Accounts payable                                                                             6,661,349             2,674,258
Accrued liabilities                                                                          4,141,630             2,697,036
Line of credit                                                                              13,498,724             6,465,742
Current maturities of long-term debt and capital lease obligations                           1,306,322             1,444,167
                                                                                          ------------          ------------
Total current liabilities                                                                   25,608,025            13,825,813
                                                                                          ------------          ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current maturities
                                                                                             4,484,660             3,840,833
OTHER LIABILITIES                                                                              351,545               237,209
                                                                                          ------------          ------------
         Total liabilities                                                                  30,444,230            17,903,855

SHAREHOLDERS' EQUITY:
Series A Convertible Preferred stock; 3,000 shares authorized, 0 and 325 shares
issued and outstanding on June 30, 2000 and December 31, 1999, respectively                         --               325,000
Series B Convertible Preferred stock; 4,300 shares authorized, 4,300 and 0 shares
issued and outstanding on June 30, 2000 and December 31, 1999, respectively                  4,382,000                    --
Common stock; no par value, 20,000,000 shares authorized, 9,607,675 and
5,163,422 issued and outstanding at June 30, 2000 and December 31, 1999,
respectively                                                                                 9,412,197                    --
Warrants                                                                                            --               353,867
Additional paid-in capital                                                                  12,633,773             7,004,655
Accumulated earnings (deficit)                                                              (6,751,393)           (8,101,461)
                                                                                          ------------          ------------
         Total shareholders' equity                                                         19,676,577              (417,939)
                                                                                          ------------          ------------
         Total liabilities and shareholders' equity                                       $ 50,120,807          $ 17,485,916
                                                                                          ============          ============

                  The accompanying notes are an integral part of these consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2000 and 1999

                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                   -------------------------------       -------------------------------
                                                       2000               1999               2000               1999
                                                   ------------       ------------       ------------       ------------
                                                             (unaudited)                          (unaudited)
REVENUES:
Operating revenues                                 $ 16,781,554       $ 10,774,226       $ 25,896,879       $ 20,576,606
Agency revenues                                       6,608,088                 --         11,665,687                 --
                                                   ------------       ------------       ------------       ------------
         Total revenues                            $ 23,389,642       $ 10,774,226       $ 37,562,566       $ 20,576,606
                                                   ------------       ------------       ------------       ------------

OPERATING EXPENSES:
Salaries, wages and benefits                          6,145,594          5,177,298         10,617,202          9,647,129
Purchased transportation                              9,878,274          1,468,041         13,581,739          2,427,753
Operating supplies and expenses                       2,524,637          2,301,643          4,611,435          4,463,155
Fuel and fuel taxes                                   1,690,272          1,270,323          3,282,022          2,381,903
Communications and utilities                            282,792            221,195            436,729            441,209
Depreciation and amortization                           303,868            241,693            569,521            487,893
Operating taxes and licenses                            104,279             86,597            177,752            233,581
Bad debt expense                                        130,083             33,000            193,083             36,000
Other operating expenses                              1,299,039            544,805          2,160,157          1,041,637
                                                   ------------       ------------       ------------       ------------

         Total operating expenses                  $ 22,358,838       $ 11,344,595       $ 35,629,640       $ 21,160,260
                                                   ------------       ------------       ------------       ------------

INCOME (LOSS) FROM  OPERATIONS                     $  1,030,804       $   (570,369)      $  1,932,926       $   (583,654)
                                                   ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense                                     (351,001)          (231,713)          (657,339)          (504,149)
  Other income, net                                      68,568             94,130             74,481            166,175
                                                   ------------       ------------       ------------       ------------
 INCOME (LOSS) BEFORE                                  (921,628)
  INCOME TAXES                                     $    748,371       $   (707,952)      $  1,350,068       $   (921,628)
                                                   ------------       ------------       ------------       ------------

PROVISION FOR INCOME TAXES                                   --                 --                 --                 --
NET INCOME (LOSS)                                  $    748,371       $   (707,952)      $  1,350,068       $   (921,628)
                                                   ============       ============       ============       ============
NET INCOME (LOSS) PER COMMON
  SHARE - basic                                    $       0.10       $      (0.17)      $       0.23       $      (0.23)
                                                   ============       ============       ============       ============
NET INCOME (LOSS) PER COMMON
  SHARE - diluted                                  $       0.08       $      (0.14)      $       0.19       $      (0.19)
                                                   ============       ============       ============       ============
Weighted average common and common
equivalent shares outstanding - basic                 7,817,937          4,236,950          5,971,218          4,065,728
                                                   ============       ============       ============       ============
Weighted average common and common equivalent
shares outstanding - diluted                          9,089,421          4,950,429          7,242,703          4,852,786
                                                   ============       ============       ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                          ------------------------------
                                                                                             2000               1999
                                                                                          -----------        -----------
                                                                                                             (Unaudited)
                CASH FLOWS FROM OPERATING ACTIVITIES:
                Net income (loss)                                                         $ 1,350,068        $  (921,628)
                                                                                                             -----------
                Adjustments to reconcile net income (loss)
                    to net cash used in operating activities:
                    Depreciation and amortization                                             569,522            487,893
                    Provision for doubtful accounts                                           193,083                 --
                    Changes in operating assets and liabilities:
                       Trade accounts receivable, net                                     (15,290,624)        (3,101,226)
                       Other current assets                                                (5,737,664)          (498,097)
                       Increase in other liabilities                                          114,366           (112,330)
                       Increase in other assets                                            (1,032,042)                --
                       Accounts payable and accrued liabilities                             5,431,635          2,526,099
                                                                                        -------------        -----------
                         Total adjustments                                                (15,751,674)          (585,331)
                                                                                        -------------        -----------
                         Net cash used in operating activities                            (14,401,606)        (1,506,959)
                                                                                        -------------        -----------

                CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of property and equipment                                          (214,205)           (21,530)
                Advances to affiliate                                                      (2,198,912)                --
                 Goodwill                                                                  (7,795,165)                --

                                                                                        -------------        -----------
                          Net cash used in investing activities                           (10,208,352)          (133,860)
                                                                                        -------------        -----------

                CASH FLOWS FROM FINANCING ACTIVITIES:
                Net proceeds from (repayment of) line of credit                             7,032,982          (180,433)
                Cash overdraft                                                               (544,610)                --
                Repayments of long-term debt and capital lease obligations                    505,982           (667,537)
                Net proceeds from sale of preferred stock, common stock
                    and common stock purchase warrants                                     18,744,459            200,000
                Advance to shareholder                                                       (224,293)           271,020
                                                                                        -------------        -----------
                    Net cash provided by (used in) financing activities                    25,514,520           (376,950)
                                                                                        -------------        -----------
                NET INCREASE IN CASH AND CASH EQUIVALENTS                                     904,562         (2,017,769)
                CASH AND CASH EQUIVALENTS, beginning of period                                199,803         (1,003,783)
                                                                                        -------------        -----------
                CASH AND CASH EQUIVALENTS, end of period                                    1,104,365        $(3,021,552)
                                                                                        -------------        -----------

              The accompanying notes are an integral part of these
                            consolidated statements.

          PROFESSIONAL TRANSPORTATION GROUP LTD., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999

1.       ORGANIZATION AND OPERATION

         Professional Transportation Group Ltd., Inc. ("PTG, Ltd.") serves as a holding company for its operating subsidiaries, Timely Transportation, Inc. ("Timely"), Truck-Net, Inc. ("Truck-Net"), Timely North, Inc. ("Timely-North"), PTG, Inc., Timely Services, Inc., DTSI Acquisition, Inc. ("DTSI") and TranzPartners.com, Inc. ("TranzPartner") (collectively, the "Subsidiaries") (PTG, Ltd. together with the Subsidiaries is hereafter referred to as the "Company"). The Company, through the Subsidiaries, provides transportation and logistics services primarily for the air freight and time-definite industries throughout the continental United States. Timely operates a fleet of company-owned and leased vehicles to provide time-definite truckload transportation services for companies in the air freight and expedited delivery markets. Timely also provides brokerage services to shippers and forwarders, mainly in the air freight industry, that are in need of third-party transportation. Timely North provided time-definite truckload transportation services for companies in the floor covering industry (1998 and 1997). PTG, Inc. operated a courier service in the Atlanta, Georgia, metropolitan region (d/b/a Rapid Transit) and continues to provide third-party logistics services in recovering copiers, fax machines, and telephone equipment that are in need of repair or under expired leases. The Company terminated the operations of Timely North in April 1998 and Rapid Transit in the last quarter of 1999. The operations of Truck-Net were discontinued in the first quarter of 2000, and the Company's brokerage business is now conducted through its Timely subsidiary. The Company acquired DTSI in May 2000. DTSI operates a less-than truckload ("LTL") consolidation business in the continental United States, and has over 40 offices operating in that area. TranzPartner is in its formative stages, and is anticipated to furnish Internet-based services and products to transportation providers, as well as to furnish application service provider ("ASP") services to its clientele. For the quarter ended June 30, 2000, TranzPartner did not yet have any revenue.

FINANCIAL CONDITION

         The Company had working capital of $1,501,295 at June 30, 2000, which includes a liability of $13,498,724 under the Company's line of credit agreement. The Company had a working capital deficit of $6,191,754 at December 31, 1999. The line of credit was increased from a maximum of $10,000,000 to $16,000,000 during the quarter ended June 30, 2000. This agreement is currently due to expire on September 30, 2000. Management is negotiating an extension of its line of credit agreement and expects that if it is unable to extend the line of credit, it will seek additional third-party financing to satisfy its anticipated cash requirements through 2000. There can be no assurance that the Company will be successful in obtaining an extension of its credit agreement or in arranging alternative financing under commercially reasonable terms or at all. As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

INCOME TAXES

         Net operating loss carryforwards will be utilized to fully offset income generated in the second quarter of 2000. Therefore, no income tax provision was recorded.

3.       BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of the Company at June 30, 2000 and the consolidated results of the Company's operations and its cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

4.       BUSINESS SEGMENT INFORMATION

         The following table summarizes revenues and operating income by business segment for the six months ended June 30, 2000 and 1999:

                                         TIMELY       TRUCK-NET        PTG, INC.         DTSI           TOTAL
                                      -----------    -----------      ----------      ----------     -----------
2000:
Revenues from external customers      $31,380,483    $   68,532       $ 132,486       $5,981,065     $37,563,566
Intersegment revenues                     655,851         1,700              --               --         657,551
Operating profit                        2,048,187       (86,047)         (2,649)          57,144       2,016,635

1999:
Revenues from external customers      $16,434,580    $3,750,159       $ 391,867       $       --     $20,576,606
Intersegment revenues                   1,305,005       211,052              --               --       1,516,057
Operating profit                         (787,771)      108,728          91,391               --        (587,652)

         The following table reconciles segment profit to consolidated income for the six months ended June 30, 2000 and 1999:

                                                        2000             1999
                                                    -----------       ---------
Total operating profit for reportable segments      $ 2,016,635       $(587,652)
Interest expense                                       (582,858)       (504,149)
Salaries, wages and benefits                                 --              --
Other unallocated amounts                                83,709         170,173
                                                    -----------       ---------
Total consolidated income (loss)                    $ 1,350,068       $(921,628)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition as of June 30, 2000 and the Company's results of operations for the three and six month periods ended June 30, 2000 and 1999 should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Quarterly Report and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations (including, but not limited to, its ability to extend its credit facility or enter into new arrangements to replace such facility); (iii) the Company's growth strategy and operating strategy (including, but not limited to, issues related to Year 2000 compliance); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, Year 2000 risks and concerns, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the "Risk Factors" section of the Company's Registration Statement on Form S-3 (Registration Number 333-90955), as declared effective by the Securities and Exchange Commission on May 22, 2000. The financial information provided below has been rounded in order to simplify its presentation. However, the percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements and the notes thereto.

OVERVIEW

         Through December 31, 1996 the Company, Timely and Truck-Net operated as three separate entities. At that time, Dennis A. Bakal, the Company's then majority stockholder and then sole director, owned all of the shares of Timely and Truck-Net. Effective January 1, 1997, Mr. Bakal contributed his ownership in Timely and Truck-Net to the Company, along with his ownership of PTG, a previously inactive company. On December 31, 1996, PTG acquired certain assets (subject to certain liabilities), operating authorities, names and customer lists of Rapid Transit ("Rapid"), the courier division of a company controlled by Mr. Bakal, and certain fixed assets from another company owned by Mr. Bakal, all in exchange for amounts due the Company, Timely and Truck-Net from the former corporate owner of Rapid. On June 19, 1997, the Company completed its initial public offering, which resulted in net proceeds to the Company of approximately $5.7 million.

         On December 3, 1999, Mr. Bakal entered into an agreement with Logistics Management, L.L.C., a Kentucky limited liability company ("Logistics"), under which Mr. Bakal sold to Logistics all 2.5 million shares of common stock owned by him. At the time, the purchase comprised approximately 56% of the outstanding voting shares of the Company. The purchase price for the shares was $3 million, the bulk of which was represented by a promissory note to Mr. Bakal. Logistics is a controlling shareholder in U.S. Trucking, Inc. (OTC: USTK). W. Anthony Huff, the Company's Chairman and a director, and Danny L. Pixler, a director of the Company, are the principals of Logistics.

         Timely, organized in 1991, performs contract truckload ground transportation services primarily for customers in the air freight and expedited delivery markets. In November 1995, Timely entered into an agreement to perform trucking services for FedEx and became one of FedEx's eight core carriers. Under the core carrier concept, a limited number of carriers are selected by a shipper to provide scheduled services between points for a contractually determined period of time. Such agreements specify routes, pricing (normally determined by route), equipment specifications and performance standards. In addition, such agreements generally provide for pricing adjustments based on fuel pricing or changes in cost structure at predetermined times. For the six months ended June

30, 2000 and 1999, FedEx accounted for approximately 26% and 51%, respectively, of the Company's consolidated revenues. Since the inception of the agreement, the Company has consistently exceeded the required performance standards under the agreement. The term of the Company's agreement with FedEx has been extended to May 2001.

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

       Truck-Net, a licensed freight broker, performed truckload brokerage services in the same air freight and expedited delivery markets served by Timely until the second quarter of 2000. As a broker, Truck-Net matched a shipper with a specific routing and/or equipment need with a carrier able to satisfy the shipper's particular requirements. In September 1999 Truck-Net's largest customer, Panalpina, the U.S. subsidiary of a major European air freight forwarder, began servicing its needs in-house. As a result, Truck-Net recorded significantly reduced revenues during the first quarter of 2000 and ceased operations at that time. All carriers used by Truck-Net and Timely are required to be properly certificated and to have a current certificate of insurance.

         The Company on October 31, 1997 through its Timely North subsidiary began managing the operations of Carpet Transport, Inc. ("CTI"). Timely North discontinued its operations on March 31, 1998 after extensive analysis of losses incurred as a result of managing the operations of CTI.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2000 compared to Three Months and Six Months Ended June 30, 1999

         GENERAL

         The quarter ended June 30, 2000 encompassed an intense period of growth activity for the Company. On May 17, 2000, the Company closed its acquisition of DTSI from the then-DTSI shareholders through the issuance of 1,860,000 shares of the Company's common stock and the provision of a secured loan to the DTSI shareholders in the amount of $4,650,000. The transaction was effected as a merger of DTSI into a wholly-owned subsidiary of the Company, DTSI Acquisition, Inc. As a result of the transaction, the Company recorded goodwill of $7,170,165, and is amortizing this goodwill over a 20-year period. The charge to earnings in the quarter ended June 30, 2000 as a result of this transaction was approximately $45,000. It is anticipated that the charge to earnings as a result of this transaction will be approximately $30,000 per month over the next 20 years. DTSI continues to be operated by its former management, all of whom are employed by the Company pursuant to written employment agreements providing for non-competition and non-solicitation covenants by each former DTSI shareholder and DTSI senior management. Upon the effective date of the merger, DTSI brought to the Company unencumbered accounts receivable of over $6,000,000, which substantially contributed to the Company's ability to assure sufficient cash flow for its growing operations.

         The Company believed at the time of the merger and currently believes that DTSI is a substantial positive acquisition, both in terms of DTSI's financial position, its position in the marketplace, its reputation, and its management. DTSI had no debt other than trade payables, and its assets were not encumbered in any way. As noted above, DTSI's accounts receivables became a part of the Company's borrowing base with the Company's principal lender, and offer the opportunity to provide substantial additional working capital for the Company's operations.

         As noted above, management of DTSI was unchanged after the acquisition, and management continues as employees of the Company. The acquisition of DTSI presents the opportunity for a synergy of operations and the acquisition of valuable management talent that would not have been available to the Company in the absence of the acquisition. The Company is currently negotiating additional acquisitions and strategic alliances to further enhance DTSI's position in the transportation marketplace.

         On June 8, 2000, the Company entered into its largest ever agency agreement with Preferred Transportation, based in El Paso, Texas. Preferred Transportation operates over 250 tractors and over 850 trailers coast-to-coast. The inclusion of Preferred Transportation in the agency program is expected to generate at least $25 million in annual revenues for the Company.

         Under the terms of the agency agreement, the Company will provide administrative, safety and communication services to Preferred Transportation. Preferred Transportation will realize economies of scale by participating in the purchase of certain overhead and other items, such as maintenance and fuel. Preferred Transportation is a multi-faceted company focusing on expedited truckload, and international truckload freight to/from Mexico. Preferred Transportation was organized approximately 10 years ago to specialize in transportation to and from the El Paso/Juarez gateway to/from Los Angeles and the Southern California market. It now operates coast-to-coast. Since its organization, Preferred Transportation has developed a strong working relationship and network of carriers into the Mexican market. Preferred is an ISO 9002 registered carrier.

         Since its inception on April 12, 1999, the Company's agency program has signed 16 agent carriers adding approximately $52 million in annual revenue.

         During the quarter ended June 30, 2000, the Company successfully negotiated an extension of time until September 30, 2000 for its line of credit with its principal lender, and in addition, successfully increased its line of credit from $10 million to $16 million.

         FINANCIAL RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

         For the three months ended June 30, 2000, the Company had operating revenues of $23,389,642, a 117% increase over the same period in 1999 when the Company had operating revenues of $10,774,226 (as restated). The increase is due in part to the acquisition of DTSI, which added $5,981,065 in revenues that were not included in the 1999 period, and the agency program, which added $6,608,088 in revenues that were not included in the 1999 period. It should be noted, however, that the Company enjoyed the revenue benefit of the DTSI merger only commencing with the effective date of the merger on May 17, 2000. Similarly, the Company enjoyed the benefit of the agreement with its largest agent, Preferred Transportation, only commencing upon its effective date of June 8, 2000.

         Operating expenses for the three months ended June 30, 2000 increased to $22,358,838 from $11,344,595 for the same period in 1999, representing an increase of 97%. This increase primarily results from direct costs related to the increased revenues discussed above and the increase in average industry fuel prices to $1.42 per gallon in the second quarter of 2000 from $1.08 per gallon in the same period of 1999.

         Operating income for the three months ended June 30, 2000 was $1,030,804, as compared to an operating loss of $570,369 for the same period in 1999. The DTSI transaction and the growth in the agency program were primarily responsible for the improved result.

         Net non-operating expenses were $282,433 for the three months ended June 30, 2000 compared to $137,583 in the comparable period of 1999 due to increased borrowings under the Company's line of credit. Interest expense increased 51% to $351,001 for the three months ended June 30, 2000 from $231,713 in the comparable period, primarily as the result of growth in the borrowing base due to the growth in the Company's agency program and the acquisition of DTSI.

         No income tax expense has been recognized for the three months ended June 30, 2000 or 1999 due to available net operating loss carryforwards.

         The Company's net income was $748,371, or $0.08 per diluted share, for the three months ended June 30, 2000 as compared to a net loss of $707,952, or $0.14 per diluted share, for the three months ended June 30, 1999.

         FINANCIAL RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

         For the six months ended June 30, 2000, the Company had operating revenues of $37,562,566, an 83% increase over the same period in 1999 when the Company had operating revenues of $20,576,606. The increase is due in part to the DTSI acquisition, which added $5,981,065 in revenues that were not included in the 1999 period, and the agency program, which added $11,665,687 in revenues that were not included in the 1999 period.

         Operating expenses for the six months ended June 30, 2000 increased to $35,629,640 from $21,160,260 for the same period in 1999, representing an increase of 68%. This increase primarily results from direct costs related to the increased revenues discussed above and the increase in average industry fuel prices to $1.38 per gallon in the second quarter of 2000 from $0.96 per gallon in the same period of 1999.

         Operating income for the six months ended June 30, 2000 was $1,932,926, as compared to an operating loss of $583,654 for the same period in 1999. The DTSI transaction and the agency program were primarily responsible for the improved result.

         Net non-operating expenses were $582,858 for the six months ended June 30, 2000 compared to $337,974 in the comparable period of 1999 due to increased borrowings under the Company's line of credit. Interest expense increased 30% to $657,339 for the six months ended June 30, 2000 from $504,149 in the comparable period, primarily as the result of growth in the borrowing base due to the growth in the Company's agency program and the acquisition of DTSI.

         No income tax expense has been recognized for the six months ended June 30, 2000 or 1999 due to available net operating loss carryforwards.

         The Company's net income was $1,350,068, or $0.19 per diluted share, for the six months ended June 30, 2000 as compared to a net loss of $921,688, or $0.19 per diluted share, for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $1,501,795 at June 30, 2000, which includes a liability of $13,498,724 under the Company's line of credit. The Company had a working capital deficit of $6,191,754 at December 31, 1999. This improvement in working capital is primarily due to the increase in accounts receivable to $20,495,751 at June 30, 2000 compared to $5,398,210 at December 31, 1999. The increase in accounts receivable results primarily from the inclusion of the accounts receivable of both DTSI and Preferred Transportation.

         During the first quarter of 2000, the Company issued $1.2 million of its 10% convertible debentures due on January 31, 2003 and increased shareholders' equity an additional $3.4 million primarily through option and warrant exercises and the sale of the Company's common stock in private transactions. During the second quarter of 2000, the Company issued $4.3 million of its Series B Convertible Preferred Stock.

         The Company has available a combined $16 million line of credit with a lending institution to provide for the Company's working capital and letter of credit requirements. The loan is guaranteed by the Company's Chief Executive Officer and bears interest at a rate equal to 0.75% above the bank's base rate (as defined in the lending agreement). At June 30, 2000, the Company had $13,498,724 outstanding under the line of credit. This facility is scheduled to mature on September 30, 2000. The Company is currently negotiating a further extension and other modified terms with the bank regarding the facility. However, there can be no assurance that the Company will be able to further extend or enter into new arrangements with the bank or another lending institution on terms favorable to the Company, if at all. Pursuant to the loan agreement with the bank, the Company must satisfy certain financial and other covenants. As of June 30, 2000, the Company was in default under several non-monetary covenants. The Company has received from the bank waivers of compliance with these covenants.

         While the Company continues to work with its bank to extend and/or modify its credit facility, the Company has ongoing discussions with others in order to determine a satisfactory path with respect to the Company's liquidity issues. The Company believes that any new credit arrangements, if entered into, along with the additional debt and equity transactions discussed above, and the continued growth of the agency program will be sufficient to satisfy its contemplated cash requirements over the next 12 months. The Company's financial requirements will depend upon, among other things, the growth rate of the Company's business, the amount of cash generated by operations and the Company's ability to borrow funds or enter into lease or purchase financing arrangements for the acquisition of new equipment or for working capital purposes. Should the Company require additional debt or equity financing to support its operations or to make acquisitions, there can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, or at all. If the company is unable to replace its existing line of credit prior to any extended maturity date, the Company's business, financial condition and results of operations would be materially adversely affected. As a result of this uncertainty, the Company's independent certified public accountants added an explanatory paragraph to their report on the Company's financial statements for the year ended December 31, 1999 which makes references to the substantial doubt regarding the Company's ability to continue as a going concern. Certain of the statements in this paragraph are "forward-looking" statements which are subject to the risks and uncertainties discussed above.

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

         On or about June 17, 1998, a lawsuit was filed against Timely North and the Company in the case styled CIT Finance Group, Inc. v. Timely North, Inc. and Professional Transportation Group Ltd., Inc., Case No. 98-CV2280-2, Superior Court of Clayton County, Georgia. This action was filed by a lessor of rolling stock to CTI. The complaint alleged generally that Timely North and the Company are indebted to CIT in an amount to be determined at trial, but that CIT alleges to be approximately $350,000, an amount disputed by the Company. CIT dismissed the case without prejudice in June 2000.

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

         On July 12, 2000, the Chapter 7 Trustee of the Carpet Transport Bankruptcy filed an adversary proceeding entitled Phillip F. Woodward, Chapter 7 Trustee v. Professional Transportation Group Ltd., Inc., Timely Transportation, Inc. and Timely North, Inc. in the above-captioned bankruptcy case. The Chapter 7 Trustee is seeking damages against the Company, Timely North and Timely for breach of contract under the Marketing Agreement entered into by and between Timely North and CTI. The Trustee has also filed claims against the

Company, Timely North and Timely for negligence and failing to protect, preserve and maintain CTI's assets and operations, for failure to comply with Article IX of the Official Code of Georgia Annotated in exercising reasonable care in the preservation of CTI's property, for conversion of CTI's assets, for willfully converting CTI's property to its own use, for negligence and for breach of fiduciary duty. The Trustee also seeks avoidance of the Marketing Agreement, avoidance of transfers of a lease refund from Paccar Financial, avoidance of and turnover of proceeds from Timely's alleged disposition of CTI's LTL Division, and avoidance of a corrective warranty deed executed in October 1997. In addition, the Trustee claims that the Company, Timely and Timely North are jointly and severally liable for any damages sought by the Trustee pursuant to the tort claims and are jointly liable for the breach of contract claims under a conspiracy theory. The Trustee's complaint also alleges that Timely North became the alter ego of and successor to CTI and that Timely is the alter ego and successor to Timely North. The Trustee seeks court approval to pierce the corporate veils of Timely North, Timely and the Company under the doctrines of alter ego and corporate continuity. The complaint also seeks general damages, punitive damages, attorneys' fees and requests a declaratory judgment determining the amount and status of the Company's alleged secured claim. The Company, Timely North and Timely will answer, defend and counterclaim against the Trustee's allegations and intend to vigorously defend against any such claims. These claims of the Trustee have been asserted in the existing litigation between the parties as discussed above. The Company, Timely North and Timely intend to file counterclaims and indemnity claims against the Trustee and the CTI bankruptcy estate. Discovery in this case is proceeding.

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

         An action was filed against Timely and Timely North entitled Scott Logistics Corporation v. Timely North, Inc. and Timely Transportation, Inc., Civil Action File No. 34324, Superior Court of Gordon County, Georgia. The plaintiff filed suit in response to Timely North's efforts to collect $9,709.23 due on account from the plaintiff. The plaintiff filed suit against both Timely North and Timely seeking claims for $8,342.34 for alleged damages to freight and approximately $60,000 based on allegations of tortious interference with plaintiff's relationships with one or more of its customers. Timely and Timely North have filed an answer to the suit and are vigorously defending against plaintiff's claims. In addition, Timely North has filed a counterclaim in the amount of $9,709.23 for sums due on account from the plaintiff. Timely and Timely North plan to file a motion for summary judgment in the near future.

         An action was filed against Timely and Timely North entitled T.M.B. Inc. v. Timely Transportation Inc. and Timely North, Inc., Case No. 98-CV-1931, U.S. District Court for the Northern District of Georgia, Atlanta Division. The plaintiff seeks to recover $103,157.46 for truck parts. Timely North did not content liability, and default judgment was entered in 1998 against Timely North for the full amount sought by the plaintiff. Timely has filed an answer denying liability, and is vigorously defending against plaintiff's claims. Cross motions for summary judgment are pending in the case.

         An action was filed against the Company, Timely and Timely North entitled L.T.D. Logistics, Inc. and Arrow Lines Services, Inc. v. Timely Transportation, Inc., Timely North, Inc. and Professional Transportation Group Ltd., Inc., Civil Action File No. 981-6827-99, Superior Court of Cobb County, Georgia. The plaintiffs claim that they are owed $71,328.30 for services allegedly rendered. The Company filed an answer denying liability and asserting that the liability, if any, is solely that of Timely North, Inc. In addition, Timely North, Inc. has asserted setoffs to the plaintiff's claims.

         An action was filed against the Company entitled USF&G v. Timely Transportation, et al, Civil Action No. 98A5879-4, State Court of Cobb County, Georgia. USF&G is seeking recovery in the amount of $52,229.66 for alleged workers' compensation insurance audit premiums, dating back to 1994. Timely has filed an answer denying responsibility for such premiums and intends to vigorously defend this matter. The case is awaiting trial.

         An action was filed against the Company, Timely and Timely North entitled Gainey Transportation Services, Inc. v. Timely Transportation, Inc., Timely North, Inc. and Professional Transportation Group Ltd., Inc., Civil Action File No. 99-1-5811-99, Superior Court of Cobb County, Georgia. The plaintiff filed suit claiming that it is owed approximately $65,356.22 for services rendered. The Company has filed an answer denying liability and asserting that the liability, if any, is solely that of Timely North.

         An action was filed against the Company entitled Client Server Solutions, Inc. v. Professional Transportation Group Ltd., Inc., Case No. 99-CV-01909D, State Court of Clayton County, Georgia. The plaintiff seeks to recover approximately $87,448.62 for services allegedly rendered. The Company disputes the plaintiff's claim and filed an answer denying liability. It appears that the Company may have counterclaims against the plaintiff, and counsel is presently investigating such counterclaims, which will likely be added to the lawsuit in the near future.

         An action was filed against the Company entitled Michelin North America, Inc. v. Professional Transportation Group Ltd., Inc., Case No. 2000A854-5, State Court of Cobb County, Georgia. The plaintiff filed suit in February 2000, seeking $56,373.19 allegedly past due on account for goods sold, plus interest. The Company has negotiated a settlement of this case, which calls for the Company to pay the principal alleged to be due over a six-month period. It is anticipated that the case will be dismissed upon satisfaction of the settlement.

         An action was filed against Truck-Net styled as International Container Express, Inc. v. Truck-Net, Inc., Case No. 99L14111, Circuit Court of Cook County, Illinois. The plaintiff filed suit in December 1999, seeking recovery of $98,020.77 allegedly owed by the Company's subsidiary, Truck-Net, Inc. for services rendered. Truck-Net, Inc. has retained counsel in Illinois to defend the matter. The answer is not yet due. The amounts owed are disputed and the Company has several counterclaims which it intends to assert. Settlement discussions are ongoing.

         The Company is not a party to any other material legal proceedings.

Item 4. Submission of matters to a Vote of Security Holders - The Annual Meeting of the Shareholders of the Company was held on June 29, 2000 for the following purposes:

         1.       to elect five directors to serve for one-year terms;

         2. to consider and act upon the proposal to amend the Company's 1996 Stock Option Plan to increase the shares reserved for issuance thereunder from 2,000,000 to 3,000,000;

         3. to approve the issuance of sufficient shares of the Company's common stock to permit conversion of 100% of the Company's Series B Convertible Preferred Stock into shares of common stock; and

         4. to approve the issuance of shares of the Company's common stock to the stockholders of Dedicated Transportation Services, Inc. in order to comply with the corporate governance requirements of the Nasdaq Stock Market.

         Only shareholders or record at the close of business on May 26, 2000 were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management's solicitations.

         Proxies and ballots were received from the holders of 5,952,970 shares of the Company's common stock, representing 72.8% of the outstanding shares of common stock. The results were as follows:

         1. The five individuals nominated to serve as directors were elected with the number of votes for and withheld as indicated below:

              Nominee                          For               Withheld
              ---------------               ---------            --------
              Dennis A. Bakal               5,935,120              17,850
              W. Anthony Huff               5,935,120              17,850
              Danny L. Pixler               5,935,120              17,850
              Robert E. Altenbach           5,935,120              17,850
              Gregory G. Hardwick           5,935,120              17,850

         2.   For                             Against             Abstain
              ---                             -------             -------
              4,002,473                        97,310              10,200

         3.   For                             Against             Abstain
              ---                             -------             -------
              4,079,583                        20,400              10,000

         4.   For                             Against             Abstain
              ---                             -------             -------
              4,089,583                        20,200                 200

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

2.1 Agreement and Plan of Merger dated May 17, 2000 by and among the Company, DTSI Acquisition, Inc., Dedicated Transportation Services,
         Inc. and the stockholders of Dedicated (incorporated by reference from the Company's Current Report on Form 8-K dated May 17, 2000 (the
         "8-K"))*

3.1      Amended and Restated Articles of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1 of the Company's Registration
         Statement on Form SB-2, amended, No. 333-24619 (the "Registration
         Statement") and the Company's Registration Statement on Form S-3 filed on November 15, 1999, No. 333-90955.

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement.

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 of the Registration Statement.

10.1 Convertible Preferred Stock and Warrants Purchase Agreement for the purchase of Convertible Series B Preferred Stock (incorporated by reference from the 8-K)

10.2     Promissory Note dated May 17, 2000 by Serra/Martin Living Trust to the
         Company (incorporated by reference from the 8-K)

10.3     Promissory Note dated May 17, 2000 by Mark Kapper to the Company
         (incorporated by reference from the 8-K)

10.4 Stock Pledge Agreement dated May 17, 2000 by and between the Company and Mark Kapper (incorporated by reference from the 8-K)

10.5 Stock Pledge Agreement dated May 17, 2000 by and between the Company and Serra/Martin Living Trust (incorporated by reference from the 8-K)

10.6 Proceeds Agreement dated May 17, 2000 by and among the Company and the stockholders of Dedicated (incorporated by reference from the 8-K)

99.1     Historical Financial Statements for Dedicated Transportation Services,
         Inc. (incorporated by reference from the Company's Current Report on Form 8-K/A dated July 31, 2000 (the "8-K/A"))

99.2     Pro Forma Combined Condensed Financial Statements for the Company and
         Dedicated Transportation Services, Inc. (incorporated by reference from the 8-K/A)

27.1     Financial Data Schedule (for SEC use only).

* Pursuant to Item 601 (b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

         (b)      Reports on Form 8-K.

         The Company filed one current report on Form 8-K during the second quarter of 2000:

         (1) Current Report filed on May 23, 2000 with respect to the Company's acquisition of Dedicated Transportation Services, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PROFESSIONAL TRANSPORTATION GROUP LTD., INC.



Date: August 17, 2000        By:  /s/ Dennis A. Bakal
      ---------------           -----------------------------------------
                                Dennis A. Bakal
                                President and Chief Executive Officer
                                (principal executive officer)


Date: August 17, 2000        By:  /s/ William R. Asbell, Jr.
      ---------------           -----------------------------------------
                                William R. Asbell, Jr.
                                Interim Chief Financial Officer, Vice President
                                and General Counsel
                                (principal financial and accounting officer)